Form 10-Q
period 2004-06-30
CINEMARK INC
filed 2004-08-05
CIK 1173463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number: 333-116292

CINEMARK, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0687923 (I.R.S. Employer Identification No.)

3900 Dallas Parkway Suite 500 Plano, Texas (Address of principal executive offices)	75093 (Zip Code)

Registrant’s telephone number, including area code: (972) 665-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

As of August 5, 2004, 27,674,916 shares of Class A common stock were outstanding.

CINEMARK, INC. AND SUBSIDIARIES

CINEMARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,528,085	$107,321,510
Inventories	4,811,979	4,323,687
Accounts receivable	15,778,236	15,440,439
Income tax receivable	1,352,482	—
Prepaid expenses and other	3,651,808	5,476,066

Total current assets	124,122,590	132,561,702
THEATRE PROPERTIES AND EQUIPMENT	1,262,325,669	1,237,897,111
Less accumulated depreciation and amortization	(486,125,344)	(462,017,053)

Theatre properties and equipment - net	776,200,325	775,880,058
OTHER ASSETS
Goodwill	11,899,841	12,083,095
Intangible assets - net	7,598,681	7,865,294
Investments in and advances to affiliates	1,239,235	2,334,145
Deferred charges and other - net	54,437,173	30,011,763

Total other assets	75,174,930	52,294,297

TOTAL ASSETS	$975,497,845	$960,736,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current portion of long-term debt	$7,130,230	$6,744,842
Income tax payable	—	5,317,839
Accounts payable and accrued expenses	128,222,921	135,749,949

Total current liabilities	135,353,151	147,812,630
LONG-TERM LIABILITIES
Senior credit agreements	264,079,550	172,936,210
Senior subordinated notes	366,469,020	478,749,929
Senior discount notes	368,763,903	—
Deferred lease expenses	27,712,639	27,652,702
Deferred gain on sale leasebacks	3,823,740	4,006,700
Deferred income taxes	10,111,094	13,033,013
Deferred revenues and other long-term liabilities	5,278,910	5,665,863

Total long-term liabilities	1,046,238,856	702,044,417
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTERESTS IN SUBSIDIARIES	35,492,658	33,932,183
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Class A common stock, $0.001 par value: 40,000,000 shares authorized and 27,674,916 shares issued and outstanding at June 30, 2004; 350,000,000 shares authorized and 19,664,480 issued and outstanding at December 31, 2003	27,675	19,665
Class B common stock, $0.001 par value: no shares authorized, issued or outstanding at June 30, 2004; 150,000,000 shares authorized and 20,949,280 shares issued and outstanding at December 31, 2003	—	20,949
Additional paid-in-capital	597,065,550	40,369,474
Unearned compensation - stock options	—	(1,740,255)
Retained earnings (deficit)	(745,946,039)	124,821,416
Accumulated other comprehensive loss	(92,734,006)	(86,544,422)

Total stockholders’ equity (deficiency)	(241,586,820)	76,946,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$975,497,845	$960,736,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Admissions	$174,199,063	$156,352,473	$323,887,009	$284,064,040
Concession	89,197,568	78,933,162	162,471,438	142,872,608
Other	13,301,812	12,222,582	25,452,085	23,044,716

Total revenues	276,698,443	247,508,217	511,810,532	449,981,364
COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	94,925,913	88,340,516	173,898,300	155,218,081
Concession supplies	14,473,242	12,692,208	26,586,439	22,478,894
Salaries and wages	27,178,889	24,420,457	51,495,735	46,745,296
Facility lease expense	31,333,161	29,403,407	62,421,306	57,853,992
Utilities and other	28,988,844	27,875,793	55,568,583	52,949,196

Total cost of operations	196,900,049	182,732,381	369,970,363	335,245,459
General and administrative expenses	13,223,007	10,496,838	25,091,995	19,940,073
Stock option compensation and change of control expenses related to the Recapitalization	31,994,529	—	31,994,529	—
Depreciation and amortization	16,884,130	16,537,852	33,773,037	32,533,566
Asset impairment loss	—	2,060,845	1,000,000	2,060,845
Gain on sale of assets and other	(39,706)	(374,590)	(552,840)	(991,019)

Total costs and expenses	258,962,009	211,453,326	461,277,084	388,788,924

OPERATING INCOME	17,736,434	36,054,891	50,533,448	61,192,440
OTHER INCOME (EXPENSE)
Interest expense	(19,174,077)	(14,218,719)	(31,145,923)	(27,514,327)
Amortization of debt issue cost	(937,865)	(587,330)	(1,527,851)	(1,170,950)
Interest income	388,125	424,735	881,888	1,083,364
Foreign currency exchange gain	402,657	135,068	572,483	151,199
Loss on early retirement of debt	(5,576,935)	(5,612,377)	(5,576,935)	(7,258,136)
Equity in income (loss) of affiliates	(72,525)	(46,832)	(35,467)	149,524
Minority interests in income of subsidiaries	(2,104,228)	(1,506,280)	(3,556,556)	(2,276,485)

Total other expenses	(27,074,848)	(21,411,735)	(40,388,361)	(36,835,811)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (BENEFIT)	(9,338,414)	14,643,156	10,145,087	24,356,629
Income taxes (benefit)	(4,182,286)	6,069,227	3,766,238	10,017,898

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,156,128)	8,573,929	6,378,849	14,338,731
Gain (loss) from discontinued operations, net of income tax benefit of $191,250 for the six months ended June 30, 2004	1,217,593	(194,034)	(545,632)	(509,164)

NET INCOME (LOSS)	$(3,938,535)	$8,379,895	$5,833,217	$13,829,567

EARNINGS (LOSS) PER SHARE:
Basic:
Income (loss) from continuing operations	$(0.19)	$0.21	$0.19	$0.35
Gain (loss) from discontinued operations	0.05	(0.00)	(0.02)	(0.01)

Net income (loss)	$(0.14)	$0.21	$0.17	$0.34

Diluted:
Income (loss) from continuing operations	$(0.19)	$0.21	$0.19	$0.35
Gain (loss) from discontinued operations	0.05	(0.00)	(0.02)	(0.01)

Net income (loss)	$(0.14)	$0.21	$0.17	$0.34

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$5,833,217	$13,829,567
Noncash items in net income:
Depreciation	33,449,523	32,208,221
Depreciation - assets held for sale	118,157	302,058
Amortization of intangible and other assets	323,514	325,345
Amortization of foreign advanced rents	879,894	865,123
Amortized compensation - stock options	145,021	548,595
Amortization of debt issue costs	1,527,851	1,170,950
Amortization of gain on sale leasebacks	(182,960)	(182,960)
Amortization of debt discount and premium	(754,526)	(235,522)
Amortization of deferred revenues	(165,258)	(2,013,119)
Loss on impairment of assets	1,000,000	2,060,845
Loss on disposal of UK theatres	565,501	—
Gain on sale of assets and other	(552,840)	(991,019)
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	897,659	3,335,915
Write-off of unearned compensation related to the Recapitalization	1,595,234	—
Accretion of interest on senior discount notes	8,763,788	—
Deferred lease expenses	59,937	759,004
Deferred income tax expenses	(2,921,919)	548,051
Equity in (income) loss of affiliates	35,467	(149,524)
Minority interests in income of subsidiaries	3,556,556	2,276,485
Cash provided by (used for) operating working capital:
Inventories	(488,292)	(709,287)
Accounts receivable	(337,797)	(2,860,287)
Prepaid expenses and other	1,824,258	(1,696,228)
Other assets	(2,885,466)	(3,386,690)
Advances with affiliates	(99,594)	314,966
Accounts payable and accrued expenses	(5,781,531)	(13,742,782)
Other long-term liabilities	(221,695)	(116,763)
Income tax receivable/payable	(6,670,321)	7,818,636

Net cash provided by operating activities	39,513,378	40,279,580
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(45,932,115)	(17,976,401)
Proceeds from sale of United Kingdom theatres	2,645,812	—
Proceeds from sale of other theatre properties and equipment	820,841	2,075,395
Proceeds from sale of equity investment	1,250,000	—
Investment in affiliates	—	(3,314)
Dividends/capital returned from affiliates	127,500	228,000

Net cash used for investing activities	(41,087,962)	(15,676,320)
FINANCING ACTIVITIES
Proceeds from equity investors related to Recapitalization	518,245,013	—
Net payments to stockholders and option holders	(838,162,548)	—
Issuance of senior discount notes	360,000,115
Issuance of senior subordinated notes	—	375,225,000
Retirement of senior subordinated notes	(111,915,000)	(232,989,000)
Increase in long-term debt	260,762,643	238,508,545
Decrease in long-term debt	(168,741,208)	(408,827,678)
Increase in debt issue cost	(24,038,536)	(14,944,223)
Increase in minority investment in subsidiaries	670,491	3,896,860
Decrease in minority investment in subsidiaries	(2,666,572)	(275,304)

Net cash used for financing activities	(5,845,602)	(39,405,800)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,373,239)	1,737,270

DECREASE IN CASH AND CASH EQUIVALENTS	(8,793,425)	(13,065,270)
CASH AND CASH EQUIVALENTS:
Beginning of period	107,321,510	63,718,515

End of period	$98,528,085	$50,653,245

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. The Company and Basis of Presentation

     Cinemark, Inc. and its subsidiaries (the “Company”) is one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil and Taiwan during the six months ended June 30, 2004.

     The condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of, and for, the periods indicated. The condensed consolidated financial statements include the accounts of Cinemark, Inc. and its subsidiaries. Majority-owned subsidiaries that the Company controls are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are accounted for as affiliates under the cost method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2003, included in the Registration Statement filed June 8, 2004 on Form S-4 by the Company under the Securities Exchange Act of 1933. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be achieved for the full year.

2. Recapitalization of the Company and Refinancing of Certain Long-Term Debt

     Recapitalization - On March 12, 2004, the Company entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into the Company, with the Company continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of the Company’s common stock for approximately $518.3 million in cash and became the Company’s controlling stockholder, owning approximately 83% of the Company’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of the Company’s capital stock and certain members of management own the remaining 1%. As part of the transaction, the Company paid change of control fees and other management compensation expenses of $15,749,259, which are included in general and administrative expense on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in the Company retaining its historical book value.

     On March 31, 2004, the Company issued $577,173,000 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of the Company, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company’s subsidiaries. The Company’s subsidiaries have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations that are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries. Upon a change of control, the Company would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. As of June 30, 2004, the accreted principal balance of the notes was $368,763,903.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Upon consummation of the Recapitalization on April 2, 2004, all of the Company’s outstanding stock options immediately vested and the majority were repurchased, resulting in compensation expense of $16,245,270 recorded by the Company. Compensation expense includes the write-off of the unamortized unearned compensation expense for options outstanding as of the date of the Recapitalization and the impact of the cash settlement of these options, and are included in general and administrative expense on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

     As a result of the Recapitalization, the Company provided notice to its Brazilian partners (i) that its then existing stockholders no longer own more than 25% of the Company’s common stock and (ii) that Lee Roy Mitchell has sold certain of his shares of the Company’s common stock for cash. The Brazilian partners have exercised their option to cause the Company or one of its designees to purchase shares of common stock of Cinemark Brasil S.A. owned by the Brazilian partners. The purchase price shall be determined through an appraisal process conducted by up to three approved investment banks. The Company and the Brazilian partners have each received appraisals from investment banks and are currently negotiating the price per share for the common stock of Cinemark Brasil S.A. If the Company and the Brazilian partners are unable to agree upon a price, a third investment bank will be retained to determine the price per share of the common stock of Cinemark Brasil S.A. The Company is unable to predict at this time what the purchase price will be. The Company expects that the purchase will be financed through additional borrowings by Cinemark USA, Inc. or with available cash.

     Refinancing of Certain Long-Term Debt - On March 16, 2004, the Company initiated a tender offer for its then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its senior secured credit facility to provide for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of the Company’s outstanding $105 million aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the principal amount of the notes tendered on or prior to the consent date and at 101.5% of the principal amount of the notes tendered subsequent to the consent date but prior to the expiration date. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $4,800,211 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

     Under the amended term loan, principal payments of $650,000 are due each calendar quarter through March 31, 2010 and increase to $61,100,000 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at the Company’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.25% per annum, or (B) a “eurodollar rate” plus a margin of 2.25% per annum. After the completion of two fiscal quarters after the closing date, the margin under the term loan applicable to base rate loans ranges from 1.00% per annum to 1.25% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.25% per annum, and will be adjusted based upon the Company achieving certain performance targets.

     Borrowings under the amended revolving credit line bear interest, at the Company’s option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.50% per annum, or (B) a “eurodollar rate” plus a margin of 2.50% per annum. After the completion of two fiscal quarters after the closing date, the margin under the revolving credit line applicable to base rate loans ranges from 1.00% per annum to 1.50% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.50% per annum, and will be adjusted based upon the Company achieving certain performance targets. The Company will also be required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the amended revolving credit line, payable quarterly in arrears.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17.8 million aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Payment of the change of control price was made with available cash by the Company on June 1, 2004. The unamortized debt issue costs, tender offer repurchase costs, including premiums paid, and other fees of $776,724 related to the retirement of the 9% notes were recorded as a loss on early retirement of debt on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

     On July 28, 2004, the Company provided notice to the holders of its remaining outstanding 8 1/2% senior subordinated notes due 2008 that it has elected to redeem all outstanding notes on August 27, 2004 at a redemption price of 102.833% of the aggregate principal amount plus accrued interest.

3. Acquisitions and Divestitures

     During 2003, the Company accounted for its 50% investment in Interstate Theatres, L.L.C. under the equity method of accounting. On December 31, 2003, the Company purchased the remaining 50% interest in Interstate Theatres, L.L.C, which owns 80% of Interstate Theatres II, L.L.C. The Company accounted for the purchase as a step acquisition. The total purchase price of $1,500,000 was allocated to theatre properties and equipment ($404,083), working capital ($65,515) and goodwill ($1,030,402). The Company’s condensed consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Interstate Theatres, L.L.C. and its subsidiary. Results of operations for Interstate Theatres, L.L.C. and its subsidiary are included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

     On December 31, 2003, the Company purchased Mitchell Theatres, Inc., which was 100% owned by members of Lee Roy Mitchell’s family (a related party to the Company). The total purchase price of $681,034 included the assumption of $156,000 in outstanding debt, which was immediately paid off at the time of purchase. The Company’s condensed consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Mitchell Theatres, Inc., which consisted of a working capital deficit of $137,511 and theatre property and equipment of $818,545. Results of operations for Mitchell Theatres, Inc. are included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2004.

     In January 2004, the Company sold its 50% investment in Entertainment Amusement Enterprises, Inc. for $1,500,000. The Company received proceeds of $1,250,000 in cash and a three-year $250,000 note, resulting in a gain of $468,463. The note receivable is included in deferred charges and other assets on the Company’s condensed consolidated balance sheet. The gain is included in gain on sale of assets and other on the Company’s condensed consolidated statement of operations.

4. Discontinued Operations

     As of March 31, 2004, the Company’s two United Kingdom theatres met the criteria of assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” On April 30, 2004, the Company sold its two United Kingdom theatres. The Company received $2,645,812 in proceeds upon closing of the transaction and recorded a receivable of $437,073. Prior to September 30, 2004, the Company anticipates collecting the receivable once a final working capital position is determined in accordance with the share purchase agreement. The sale resulted in a loss of $565,501, which is included in the loss from discontinued operations on the Company’s condensed consolidated statement of operations.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The results of operations for the United Kingdom theatres have been classified as discontinued operations for all periods presented. Amounts reported as discontinued operations in the Company’s condensed consolidated statements of operations include the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Admissions	$413,319	$942,957	$1,589,115	$1,912,527
Concession	168,921	405,543	659,446	839,337
Other	54,139	120,854	241,645	246,102

Total revenues	636,379	1,469,354	2,490,206	2,997,966
COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	110,678	408,134	572,953	779,776
Concession supplies	37,785	104,645	176,262	231,533
Salaries and wages	88,693	270,975	388,977	555,885
Facility lease expense	125,419	235,386	560,497	598,931
Utilities and other	11,306	366,762	347,157	772,486

Total cost of operations	373,881	1,385,902	2,045,846	2,938,611
General and administrative expenses	220,125	116,628	497,584	266,461
Depreciation and amortization	59,279	160,858	118,157	302,058
(Gain) loss on sale of assets and other	(1,234,499)	—	565,501	—

Total costs and expenses	(581,214)	1,663,388	3,227,088	3,507,130

OPERATING INCOME (LOSS)	1,217,593	(194,034)	(736,882)	(509,164)
Income tax benefit	—	—	(191,250)	—

Income (loss) from discontinued operations	$1,217,593	$(194,034)	$(545,632)	$(509,164)

     Amounts related to the United Kingdom theatres included in the Company’s condensed consolidated balance sheet at December 31, 2003 are as follows:

Current assets	$1,262,892
Theatre properties and equipment, net	4,520,104
Current liabilities	(1,336,145)

5. Earnings Per Share

     Basic earnings (loss) per share is computed by dividing income (loss) by the weighted average number of shares of all classes of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) by the weighted average number of shares of common stock and potentially dilutive common equivalent shares outstanding determined under the treasury stock method.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income (loss) from continuing operations	$(5,156,128)	$8,573,929	$6,378,849	$14,338,731

Basic:
Weighted average common shares outstanding	27,614,976	40,512,560	34,063,768	40,512,560

Income (loss) from continuing operations per common share	$(0.19)	$0.21	$0.19	$0.35

Diluted:
Weighted average common shares outstanding	27,614,976	40,512,560	34,063,768	40,512,560
Common equivalent shares for stock options	—	231,760	—	219,782

Weighted average common and common equivalent shares outstanding	27,614,976	40,744,320	34,063,768	40,732,342

Income (loss) from continuing operations per common and common equivalent share	$(0.19)	$0.21	$0.19	$0.35

6. Stock Option Accounting

     Upon consummation of the Recapitalization on April 2, 2004, all of the Company’s outstanding stock options immediately vested and the majority were repurchased, resulting in compensation expense of $16,245,270 recorded by the Company. The then existing stock option plans were terminated.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(3,938,535)	$8,379,895	$5,833,217	$13,829,567
Compensation expense included in reported net income (loss), net of tax	—	164,579	88,463	331,900
Compensation expense under fair value method, net of tax	—	(339,417)	(162,402)	(678,831)

Pro-forma net income (loss)	$(3,938,535)	$8,205,057	$5,759,278	$13,482,636

Basic and diluted earnings (loss) per share:
As reported	$(0.14)	$0.21	$0.17	$0.34
Pro-forma	$(0.14)	$0.20	$0.17	$0.33

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The weighted average fair value per share of stock options granted during 2003 was $12.76 (all of which had an exercise price equal to the market value at the date of grant). No options were issued under the then existing plans during the three months ended March 31, 2004.

     The fair value of each 2003 option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.29 percent.

7. Goodwill and Other Intangible Assets

     No additional goodwill was recorded during the three or six months ended June 30, 2004. The Company recorded foreign currency translation adjustments to goodwill for the six months ended June 30, 2004, which resulted in a net decrease to goodwill of $183,254.

     Intangible assets consisted of the following:

	June 30,
	2004	December 31, 2003
Capitalized licensing fees	$9,000,000	$9,000,000
Other intangible assets	439,329	442,561
Less: Accumulated amortization	(1,856,811)	(1,593,430)

Amortized intangible assets	7,582,518	7,849,131
Unamortized intangible assets	16,163	16,163

Total	$7,598,681	$7,865,294

     Aggregate amortization expense of $323,514 for the six months ended June 30, 2004 consisted of $263,381 of amortization of intangible assets and $60,133 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2004	$263,382
For the twelve months ended December 31, 2005	526,763
For the twelve months ended December 31, 2006	526,763
For the twelve months ended December 31, 2007	526,763
For the twelve months ended December 31, 2008	526,673
Thereafter	5,212,084

Total	$7,582,518

8. Asset Impairment

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

     The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset’s carrying amount, the Company then compares the carrying value of the asset with its fair value, which is

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

determined based on estimated undiscounted cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value. During the six months ended June 30, 2004, the Company recorded an asset impairment charge of $1.0 million to write-down one theatre in the United States to its estimated fair value.

9. Foreign Currency Translation

     The accumulated other comprehensive loss account in stockholders’ equity of $92,734,006 and $86,544,422 at June 30, 2004 and December 31, 2003, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

     In 2003 and 2004, all foreign countries where the Company has operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, stockholders’ equity.

     On June 30, 2004, the exchange rate for the Brazilian real was 3.11 reais to the U.S. dollar (the exchange rate was 2.89 reais to the U.S. dollar at December 31, 2003). As a result, the effect of translating the June 30, 2004 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of stockholders’ equity of $1,482,456. At June 30, 2004, the total assets of the Company’s Brazilian subsidiaries were U.S. $60,023,108.

     On June 30, 2004, the exchange rate for the Mexican peso was 11.53 pesos to the U.S. dollar (the exchange rate was 11.20 pesos to the U.S. dollar at December 31, 2003). As a result, the effect of translating the June 30, 2004 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of stockholders’ equity of $2,136,630. At June 30, 2004, the total assets of the Company’s Mexican subsidiaries were U.S. $88,865,225.

10. Comprehensive Income (Loss)

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company’s comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(3,938,535)	$8,379,895	$5,833,217	$13,829,567
Foreign currency translation adjustment	(5,119,500)	6,868,190	(5,113,901)	7,713,869

Comprehensive income (loss)	$(9,058,035)	$15,248,085	$719,316	$21,543,436

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Supplemental Cash Flow Information

     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2004	2003
Cash paid for interest	$25,105,366	$28,944,777
Cash paid for income taxes (net of refunds)	$13,087,033	$1,067,061

12. Financial Information About Geographic Areas

     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Six Months Ended
	June 30,
Revenues	2004	2003
U.S. and Canada	$389,885,678	$350,520,276
Brazil	44,047,819	35,563,541
Mexico	39,538,761	33,695,235
Other foreign countries (1)	39,144,115	30,704,798
Eliminations	(805,841)	(502,486)

Total	$511,810,532	$449,981,364

	June 30,	December 31,
Theatre Properties and Equipment, net	2004	2003
U.S. and Canada	$630,625,731	$616,729,729
Mexico	57,117,978	61,893,971
Brazil	43,977,240	44,903,308
Other foreign countries (2)	44,479,376	52,353,050

Total	$776,200,325	$775,880,058

(1)	Revenues for both periods do not include results of the United Kingdom theatres, as these theatres were classified as held for sale as of March 31, 2004 and sold on April 30, 2004 and the results of operations are included as discontinued operations for all periods presented.

(2)	Amount at December 31, 2003 includes $4,520,104 for the two United Kingdom theatres that were sold on April 30, 2004.

13. New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company adopted FIN 46 on January 1, 2004. The adoption of FIN 46 did not have a material impact on its condensed consolidated financial statements.

14. Related Party Transactions

     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000,000 and 3% of annual theatre revenues in excess of $50,000,000. The Company recorded $84,552 of management fee revenues and received $300,000 of distributions from Laredo during the six months ended June 30, 2004. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118,000 plus certain taxes, maintenance expenses and insurance. The Company recorded $60,930 of facility lease expense payable to Plitt Plaza joint venture during the six months ended June 30, 2004.

     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. Under this agreement, operating losses and disposition losses for any year are allocated 100% to the Company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to the Company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to the Company until such payments equal the Company’s investment in these theatres, plus interest, and then 51% to the Company and 49% to Mr. Stock. During the six months ended June 30, 2004, the Company recorded $240,949 in profit participation expense payable to Mr. Stock, which is included in general and administrative expense on the Company’s condensed consolidated statement of operations. The Company has paid $48,949 of this amount to Mr. Stock as of June 30, 2004. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to this formula without first allowing the Company to recoup its investment plus interest thereon. Upon consummation of an initial public offering of the Company’s common stock, the Company will have the option to purchase Mr. Stock’s interest in the theatres for a price equal to the greater of (i) stated price reduced by any payments received during the term and (ii) 49% of adjusted theatre level cash flow multiplied by seven. The Company does not intend to enter into similar arrangements with its executive officers in the future.

15. Litigation

     DOJ Litigation - In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to the Company’s wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company’s theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. If the Company loses this litigation, the Company’s financial position, results of operations and cash flows may be materially and adversely affected. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company’s potential liability with respect to such proceeding is not material in the aggregate to the Company’s financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

     To date, there have been three divergent opinions published by federal circuit courts addressing whether wheelchair seating locations in stadium-style movie theatres must comply with an alleged “viewing angle” requirement purportedly interpreted from the “lines of sight comparable” clause of Section 4.33.3 of the ADA Accessibility Guidelines.

     On April 6, 2000, the Fifth Circuit Court of Appeals issued its decision in Lara v. Cinemark, in which it rejected an interpretation by the United States Department of Justice that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium-style movie theatres that provide unobstructed views of the movie screen comply with the “lines of sight comparable” language of Section 4.33.3 as a matter of law. Lara v. Cinemark USA, Inc., 207 F.3d 783, 788-89 (5th Cir. 2000). On August 13, 2003, the Ninth Circuit Court of Appeals issued its divided decision in Stewmon v. Regal, in which the majority deferred to an interpretation by the DOJ

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium-style movie theatres did not provide comparable “viewing angles” of the movie screen and thus were unlawful. Stewmon v. Regal Cinemas, Inc., 339 F.3d 1126, 1133 (9th Cir. 2003). On November 6, 2003, the Sixth Circuit Court of Appeals issued its opinion in United States v. Cinemark, in which it deferred in part to an interpretation by the DOJ that compliance with Section 4.33.3 includes a consideration of the quality of the “viewing angle” of the movie screen, but remanded the case to the district court to determine liability and remedies issues with dicta suggesting that any remedy should be given prospective application only. United States of America v. Cinemark USA, Inc., 348 F.3d 569, 579, 582-83 (6th Cir. 2003). These decisions have created three-way circuit conflicts on issues concerning interpreting federal accessibility law, deferring to the DOJ’s purported interpretations of federal accessibility law, and whether federal courts should retroactively apply such interpretations after construction of the subject facilities. Due to the circuit conflicts, the Company and Regal Cinemas filed petitions for certiorari with the United States Supreme Court, but these petitions were denied on June 28, 2004. The Company will continue to vigorously defend the Northern District of Ohio lawsuit.

     Mission, Texas Litigation - In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas alleging certain violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. The plaintiffs are seeking remedial action and unspecified damages. The Company has filed an answer denying the allegations and is vigorously defending this suit. The Company is unable to predict the outcome of this litigation or the range of potential loss, however, management believes that based upon current precedent the Company’s potential liability with respect to such proceeding is not material in the aggregate to the Company’s financial position, results of operations and cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

     From time to time, the Company is involved in other various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

     We are one of the leaders in the motion picture exhibition industry, in terms of revenues and number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other ancillary revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Film releases during the first half of 2004 included the blockbusters The Passion of the Christ and Shrek 2, which have each generated domestic box office receipts in excess of $350 million, and Harry Potter and the Prisoner of Azkaban, which has generated domestic box office receipts in excess of $200 million. The highly anticipated sequel Spider-Man 2 was released on June 30, 2004 and is also expected to exceed $350 million in domestic box office receipts. Films scheduled for release during the second half of 2004 include action movies such as I, Robot, The Bourne Supremacy and The Village; teen-oriented films such as Princess Diaries 2 and family movies such as A Shark Tale and The Incredibles.

     Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which successful films are released. Film rental costs can also vary based on the length of a film’s run. Generally, a film that runs for a longer period results in lower film rental costs as a percentage of revenues. Film rental rates are negotiated on a film-by-film and theatre-by-theatre basis. Advertising costs borne by us, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these ads is based on, among other things, the size of the directory and the frequency and size of the newspaper’s circulation. The internet is quickly becoming the primary way to check movie times, replacing the traditional newspaper advertisements. Over time, the internet may allow us to reduce our advertising costs associated with newspaper directory advertisements.

     Concession supplies expense is variable in nature and fluctuates with our concession revenues. We purchase concession supplies to replace units sold. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain bulk rates.

     Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages move in relation to revenues as theatre staffing is adjusted to handle changes in attendance.

     Facility lease expense is primarily a fixed cost at the theatre level as our facility leases generally require a fixed monthly minimum rent payment. Certain leases are also subject to additional percentage rent if a target annual revenue level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of leased versus fee owned facilities.

     Utilities and other costs include certain costs that are fixed such as property taxes, certain costs which are variable such as liability insurance, and certain costs that possess both fixed and variable components such as utilities, repairs and maintenance and security services.

Critical Accounting Policies

     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue and Expense Recognition

     Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown at the theatres. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as other revenue only after such a period of time indicates, based on our historical experience, the likelihood of redemption is remote.

     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or estimates of the final settlement depending on the film licensing arrangement. Estimates are made based on the expected success of a film over the length of its run. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. When participating in co-operative advertising, we share the total advertising costs to promote a film with the film distributor on a negotiated basis and our advertising expenses are presented net of the portion of advertising costs reimbursed to us. We recognize advertising costs and any sharing arrangements with film distributors in the same accounting period. Advertising costs borne by us are expensed as incurred.

Asset Impairment Loss

     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:

•	actual theatre level cash flow;

•	future years budgeted theatre level cash flow;

•	theatre property and equipment values;

•	goodwill values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	the sharing of a market with our other theatres;

•	changes in foreign currency exchange rates;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.

     Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset’s carrying amount, we then compare the carrying value of the asset with its fair value, which is determined based on estimated cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.

Income Taxes

     We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments and the related tax accruals are in the condensed consolidated balance sheets. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of operations:

	% of Revenues		% of Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Admissions	63.0%	63.2%	63.3%	63.1%
Concession	32.2	31.9	31.7	31.8
Other	4.8	4.9	5.0	5.1

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations	71.2%	73.8%	72.3%	74.5%
General and administrative expenses	4.8	4.2	4.9	4.4
Stock option compensation and change of control expenses	11.5	—	6.3	—
Depreciation and amortization	6.1	6.7	6.5	7.2
Asset impairment loss	—	0.8	0.2	0.5
Gain on sale of assets and other	—	(0.1)	(0.1)	(0.2)

Total costs and expenses	93.6%	85.4%	90.1%	86.4%

Operating income	6.4%	14.6%	9.9%	13.6%

Three months ended June 30, 2004 and 2003

Revenues

     Revenues for the three months ended June 30, 2004 increased to $276.7 million from $247.5 million for the three months ended June 30, 2003, representing an 11.8% increase. Attendance increased 9.0% from 44.7 million patrons for the second quarter of 2003 to 48.8 million patrons for the second quarter of 2004. The increase in attendance for the second quarter of 2004 was primarily due to quality film product, including the second quarter releases of Shrek 2, Harry Potter and the Prisoner of Azkaban, and The Day After Tomorrow and the continued success of The Passion of the Christ which was released during the first quarter. Our average ticket price was $3.57 for the second quarter of 2004 compared to $3.50 for the second quarter of 2003, an increase of 2.2%. Concession revenues per patron were $1.83 for the second quarter of 2004 compared to $1.76 for the second quarter of 2003, an increase of 3.7%. Revenues per screen increased 5.6% to $86,617 for the second quarter of 2004 from $82,011 for the second quarter of 2003.

Cost of Operations

     Cost of operations, as a percentage of revenues, decreased to 71.2% for the second quarter of 2004 from 73.8% for the second quarter of 2003. The decrease was primarily due to the 11.8% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages expense, facility lease expense, and utilities and other costs.

     Film rentals and advertising costs decreased to 54.5% of admissions revenues for the second quarter of 2004 from 56.5% for the second quarter of 2003, in part due to the increase in international business, which generally has lower film rental rates, and also due to the long successful run of certain high-grossing films during the second quarter of 2004. Concession supplies expense increased to 16.2% of concession revenues for the second quarter of 2004 from 16.1% for the second quarter of 2003, primarily related to increased costs on certain domestic concession products and the increase in international business, which generally has higher concession supplies costs.

     Salaries and wages increased to $27.2 million for the second quarter of 2004 from $24.4 million for the second quarter of 2003 primarily due to the increase in attendance. Facility lease expense increased to $31.3 million for the second quarter of 2004 from $29.4 million for the second quarter of 2003 primarily due to new theatre openings and increased percentage rent expense. Utilities and other costs increased to $29.0 million for the second quarter of 2004 from $27.9 million for the second quarter of 2003 primarily due to increased utility rates in certain regions in which we operate.

General and Administrative Expenses

     General and administrative expenses, excluding the stock option compensation and change of control expenses related to the Recapitalization, increased to $13.2 million for the second quarter of 2004 from $10.5 million for the second quarter of 2003. The increase was primarily due to increases in salary expense, incentive bonus expense and legal fees.

     Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during the second quarter of 2004 as a result of the Recapitalization. See Note 2 to the condensed consolidated financial statements.

Depreciation and Amortization

     Depreciation and amortization expense was $16.9 million for the second quarter of 2004 compared to $16.5 million for the second quarter of 2003. The increase is primarily due to an increase in our asset base due to new theatre development.

Asset Impairment Loss

     During the second quarter of 2003, we wrote down the long-lived assets of one theatre located in Mexico and one theatre located in the U.S. to their estimated fair values, which resulted in asset impairment charges of $2.1 million.

Interest Expense

     Interest costs incurred, including amortization of debt issue costs, was $20.1 million for the second quarter of 2004 compared to $14.8 million for the second quarter of 2003. The increase is primarily due to the issuance of the 9 3/4% senior discount notes on March 31, 2004 and the amortization of the related debt issue costs.

Loss on Early Retirement of Debt

     During the second quarter of 2004, we recorded a loss on early retirement of debt of $5.6 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of a portion of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization. During the second quarter of 2003, we recorded a loss on early retirement of debt of $5.6 million, which represented the write-off of unamortized debt issue costs, unamortized bond premiums/discounts, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of a portion of our former 9 5/8% senior subordinated notes.

Income Taxes (Benefit)

     An income tax benefit of $4.2 million was recorded for the second quarter of 2004 compared to income tax expense of $6.1 million recorded for the second quarter of 2003. Our effective tax rate for the second quarter of 2004 was 44.8% compared to 41.4% for the second quarter of 2003.

Gain (Loss) from Discontinued Operations

     We recorded a gain from discontinued operations of $1.2 million during the second quarter of 2004 and a loss of $0.2 million during the second quarter of 2003. The gain recorded during the second quarter of 2004 includes the results of operations for the United Kingdom theatres and a gain on sale of the theatres, which includes the realization of approximately $1.0 in cumulative foreign currency translation adjustments that were carried as a component of stockholders’ equity prior to the sale. The loss recorded for the second quarter of 2003 represents the results of operations for the United Kingdom theatres. See Note 4 to the condensed consolidated financial statements.

Six months ended June 30, 2004 and 2003

Revenues

     Revenues for the six months ended June 30, 2004 (the “2004 period”) increased to $511.8 million from $450.0 million for the six months ended June 30, 2003 (the “2003 period”), representing a 13.7% increase. Attendance increased 9.9% from 82.7 million patrons for the 2003 period to 90.9 million patrons for the 2004 period. The increase in attendance for the 2004 period is primarily due to quality film product, including the successful release of the blockbusters The Passion of the Christ, Shrek 2 and Harry Potter and the Prisoner of Azkaban during the 2004 period. Our average ticket price was $3.56 for the 2004 period compared to $3.43 for the 2003 period, an increase of 3.8%. Concession revenues per patron were $1.79 for the 2004 period compared to $1.73 for the 2003 period, an increase of 3.5%. Revenues per screen increased 8.6% to $162,185 for the 2004 period from $149,283 for the 2003 period.

Cost of Operations

     Cost of operations, as a percentage of revenues, decreased to 72.3% for the 2004 period from 74.5% for the 2003 period. The decrease was primarily due to the 13.7% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages expense, facility lease expense, and utilities and other costs.

     Film rentals and advertising costs decreased to 53.7% of admissions revenues for the 2004 period from 54.6% for the 2003 period, in part due to the increase in international business, which generally has lower film rental rates, and also due to the long successful run of certain high-grossing films during 2004. Concession supplies expense increased to 16.4% of concession revenues for the 2004 period from 15.7% for the 2003 period, primarily related to increased costs on certain domestic concession products and the increase in international business, which generally has higher concession supplies costs. Salaries and wages increased to $51.5 million for the 2004 period from $46.7 million for the 2003 period primarily due to the increase in attendance. Facility lease expense increased to $62.4 million for the 2004 period from $57.9 million for the 2003 period primarily due to new theatre openings and increased percentage rent expense. Utilities and other costs increased to $55.6 million for the 2004 period from $52.9 million for the 2003 period primarily due to increased utility rates in certain regions in which we operate.

General and Administrative Expenses

     General and administrative expenses, excluding the stock option compensation and change of control expenses related to the Recapitalization, increased to $25.1 million for the 2004 period from $19.9 million for the 2003 period. The increase was primarily due to increases in salary expense, incentive bonus expense, and legal fees.

     Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during the 2004 period as a result of the Recapitalization. See Note 2 to the condensed consolidated financial statements.

Depreciation and Amortization

     Depreciation and amortization expense was $33.8 million for the 2004 period compared to $32.5 million for the 2003 period. The increase is primarily due to an increase in our asset base due to new theatre development.

Asset Impairment Loss

     During the 2004 period, we wrote down the long-lived assets of one theatre located in the U.S. to its estimated fair value, which resulted in an asset impairment charge of $1.0 million. During the 2003 period, we wrote down the long-lived assets of one theatre located in Mexico and one theatre located in the U.S. to their estimated fair values, which resulted in asset impairment charges of $2.1 million.

Interest Expense

     Interest costs incurred, including amortization of debt issue costs, was $32.7 million for the 2004 period compared to $28.7 million for the 2003 period. The increase is primarily due to the issuance of the 9 3/4% senior discount notes on March 31, 2004 and the amortization of the related debt issue costs.

Loss on Early Retirement of Debt

     During the 2004 period, we recorded a loss on early retirement of debt of $5.6 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of a portion of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization. During the 2003 period, we recorded a loss on early retirement of debt of $7.3 million, which related to the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs, including premiums paid, and other fees associated with the retirement of certain debt agreements, including a portion of our former 9 5/8% senior subordinated notes, and the refinancing of our then existing credit facility.

Income Taxes

     Income tax expense of $3.8 million was recorded for the 2004 period compared to income tax expense of $10.0 million recorded for the 2003 period. Our effective tax rate for the 2004 period was 37.1% compared to 41.1% for the 2003 period.

Gain (Loss) from Discontinued Operations

     We recorded a loss from discontinued operations, net of income tax benefit, of $0.5 million during the 2004 period and $0.5 million during the 2003 period. The losses recorded for both periods reflect results of operations for our two United Kingdom theatres for the respective periods. Included in the loss recorded during 2004, is a loss on sale of these theatres of $0.6 million. See Note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable. Cash provided by operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $39.5 million for the six months ended June 30, 2004 compared to $40.3 million for the six months ended June 30, 2003.

Investing Activities

     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $41.1 million for the six months ended June 30, 2004 compared to $15.7 million for the six months ended June 30, 2003. The increase in cash used for investing activities is primarily due to an increase in capital expenditures during 2004.

     We are continuing to expand our U.S. theatre circuit. We opened nine new theatres with 98 screens and added four screens to two existing theatres during the six months ended June 30, 2004, bringing our total domestic screen count to 2,389 screens (12 of which are in Canada). At June 30, 2004, we had signed commitments to open three new theatres with 42 screens in domestic markets by the end of 2004 and open seven new theatres with 78 screens in domestic markets subsequent to 2004. We estimate the remaining capital expenditures for the development of these 120 screens will be approximately $37 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We are also continuing to expand our international theatre circuit. We opened two new theatres with 13 screens during the six months ended June 30, 2004, bringing our total international screen count to 848 screens. We had signed commitments to open five new theatres with 35 screens in international markets by the end of 2004 and open seven new theatres with 59 screens in international markets subsequent to 2004. We estimate the remaining capital expenditures for the development of these 94 screens in international markets will be approximately $43 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We plan to fund capital expenditures for our continued development from cash flow from operations, borrowings under our senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate. Additionally, we may from time to time, subject to compliance with our debt instruments, purchase on the open market or call our debt securities depending upon the availability and prices of such securities.

Financing Activities

     Cash used for financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $5.8 million for the six months ended June 30, 2004 compared to $39.4 million for the six months ended June 30, 2003. As of June 30, 2004, our long-term debt obligations, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1- 3 Years	4-5 Years	5 Years
Long-term debt[1]	$1,214.9	$7.1	$11.1	$17.4	$1,179.3
Operating lease obligations	1,439.0	108.0	223.3	217.2	890.5
Letters of credit	0.1	0.1	—	—	—
Employment agreements	8.4	2.8	5.6	—	—
Purchase commitments[2]	84.5	49.6	34.9	—	—

Total obligations	$2,746.9	$167.6	$274.9	$234.6	$2,069.8

[1]Includes the 9 3/4% senior discount notes in the aggregate principal amount at maturity of $577.2 million.
[2]Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of June 30, 2004.

     As of June 30, 2004, we were in full compliance with all agreements governing our outstanding debt.

Recapitalization and Issuance of Senior Discount Notes

     On March 12, 2004, we entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into us, with us continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of our common stock for approximately $518.3 million in cash and became our controlling stockholder, owning approximately 83% of our capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of our capital stock and certain members of management own the remaining 1%.

     On March 31, 2004, we issued $577,173,000 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to our holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from our subsidiaries. Our subsidiaries have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations that are effectively subordinated to indebtedness and other liabilities of our subsidiaries. Upon a change of control, we would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. At June 30, 2004, the accreted principal balance of the notes was $368,763,903.

Senior Subordinated Notes

     On March 16, 2004, Cinemark USA, Inc. initiated a tender offer for its then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. On April 2, 2004, in conjunction with the Recapitalization, Cinemark USA, Inc. redeemed $94.1 million aggregate principal amount of 8 1/2% senior subordinated notes that were tendered, pursuant to the tender offer, utilizing a portion of the proceeds from its amended senior secured credit facility. On April 14, 2004, after the expiration of the tender offer, Cinemark USA, Inc. redeemed an additional $50,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered. After the expiration of the tender offer, Cinemark USA, Inc. had outstanding $10.8 million aggregate principal amount of 8 1/2% senior subordinated notes.

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing Cinemark USA, Inc.’s 9% senior subordinated notes due 2013, Cinemark USA, Inc. made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17.8 million in aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Payment of the change of control price was made with available cash by Cinemark USA, Inc. on June 1, 2004. After the expiration of the change of control offer, Cinemark USA, Inc. had outstanding $342.3 million aggregate principal amount of 9% senior subordinated notes.

     As of June 30, 2004, Cinemark USA, Inc. had two issues of senior subordinated notes outstanding: (1) $10.8 million aggregate principal amount of 8 1/2% senior subordinated notes due 2008; and (2) $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest on each issue is payable on February 1 and August 1 of each year.

     The senior subordinated notes are general, unsecured obligations and are subordinated in right of payment to the senior secured credit facility or other senior indebtedness. The notes are guaranteed by certain of our domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors and rank pari passu with the senior subordinated debt of our guarantor subsidiaries. The notes are effectively subordinated to the indebtedness and other liabilities of our non-guarantor subsidiaries.

     The indentures governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. Upon a change of control, Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indentures governing the senior subordinated notes allow us to incur additional indebtedness if we satisfy the coverage ratio specified in each indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

     On July 28, 2004, Cinemark USA, Inc. provided notice to the holders of its remaining outstanding 8 1/2% senior subordinated notes due 2008 that it has elected to redeem all outstanding notes on August 27, 2004 at a redemption price of 102.833% of the aggregate principal amount plus accrued interest.

Senior Secured Credit Facility

     On February 14, 2003, Cinemark USA, Inc. entered into a new senior secured credit facility consisting of a $75 million five year revolving credit line and a $125 million term loan with Lehman Commercial Paper, Inc. for itself and as administrative agent for a syndicate of lenders. The net proceeds from the senior secured credit facility were used to repay, in full, certain debt agreements, including its then existing credit facility.

     On August 18, 2003, Cinemark USA, Inc. amended the senior secured credit facility to provide a $165 million term loan expiring on March 31, 2008. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five year revolving credit line were used to (i) repay $124.7 million of term loans outstanding under its senior secured credit facility entered into February 14, 2003 and (ii) redeem the remaining $42 million aggregate principal amount of its then outstanding 9 5/8% senior subordinated notes on September 18, 2003.

     On April 2, 2004, Cinemark USA, Inc. amended its senior secured credit facility in connection with the Recapitalization. The amended senior secured credit facility provides for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line. The net proceeds from the amended senior secured credit facility were used to repay the existing term loan of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of its outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.

     Under the amended term loan, principal payments of $650,000 are due each calendar quarter through March 31, 2010 and increase to $61,100,000 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.25% per annum, or (B) a “eurodollar rate” plus a margin of 2.25% per annum. After the completion of two fiscal quarters after the closing date, the margin under the term loan applicable to base rate loans ranges from 1.00% per annum to 1.25% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.25% per annum, and will be adjusted based upon Cinemark USA, Inc. achieving certain performance targets.

     Borrowings under the amended revolving credit line bear interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.50% per annum, or (B) a “eurodollar rate” plus a margin of 2.50% per annum. After the completion of two fiscal quarters after the closing date, the margin under the revolving credit line applicable to base rate loans ranges from 1.00% per annum to 1.50% per annum and the margin applicable to eurodollar rate loans ranges from 2.00% per annum to 2.50% per annum, and will be adjusted based upon Cinemark USA, Inc. achieving certain performance targets. Cinemark USA, Inc. will also be required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the amended revolving credit line, payable quarterly in arrears.

     Cinemark USA, Inc.’s obligations under the amended senior secured credit facility are guaranteed by us and certain of our subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of our personal and intangible property, including without limitation, pledges of all the capital stock of Cinemark USA, Inc., CNMK Holding, Inc. and certain of our domestic subsidiaries and 65% of the voting stock of certain of our foreign subsidiaries.

     At June 30, 2004, there was approximately $259.4 million outstanding under the term loan and no outstanding revolver borrowings. Approximately $99.9 million was available for borrowing under the revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The effective interest rate on outstanding borrowings under the senior secured credit facility at June 30, 2004 was 3.6% per annum.

Cinemark Brasil Notes Payable

     As of June 30, 2004, Cinemark Brasil S.A. had four main types of funding sources executed as follows:

          (1) Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”, the Brazilian National Development Bank) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million executed in October 1999 with a maturity date of September 2004. Interest accrues at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 14.5%. At June 30, 2004, there was approximately US$0.7 million outstanding under this credit line.

          (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a maturity date of October 2006. Interest accrues at a BNDES basket rate plus a spread amounting to 13.8%. At June 30, 2004, there was approximately US$1.1 million outstanding under this credit line.

          (3) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a maturity date of September 2005. Interest accrues at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At June 30, 2004, there was approximately US$0.5 million outstanding under this financing arrangement.

          (4) Project developer financing executed with a mall developer in February 2004 in the amount of US$0.7 million with a maturity date of February 2009. Interest accrues at a rate of TJLP + 5.5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At June 30, 2004, there was approximately US$0.7 million outstanding under this financing arrangement.

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of June 30, 2004, an aggregate of US$3.0 million was outstanding.

Cinemark Chile Note Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. is required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. The indebtedness is secured by a first priority commercial pledge of the shares of Cinemark Chile S.A., a chattel mortgage over Cinemark Chile’s personal property and by a guarantee issued by Cinemark International, L.L.C. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate (360 day TAB Banking rate with respect to one of the four banks) as published by the Association of Banks and Financial Institutions Act plus 2%. At June 30, 2004, US$6.7 million was outstanding under this agreement.

Cinemark Brasil Purchase

     As a result of the Recapitalization, we provided notice to our Brazilian partners (i) that our then existing stockholders no longer own more than 25% of our common stock and (ii) that Lee Roy Mitchell has sold certain of his shares of our common stock for cash. The Brazilian partners have exercised their option to cause us or one of our designees to purchase shares of common stock of Cinemark Brasil S.A. owned by the Brazilian partners. The purchase price shall be determined through an appraisal process conducted by up to three approved investment banks. We and the Brazilian partners have each received appraisals from investment banks and are currently negotiating the price per share for the common stock of Cinemark Brasil S.A. If we and the Brazilian partners are unable to agree upon a price, a third investment bank will be retained to determine the price per share of the common stock of Cinemark Brasil S.A. We are unable to predict at this time what the purchase price will be. We expect that the purchase will be financed through additional borrowings by Cinemark USA, Inc. or with available cash.

Seasonality

     Our revenues have historically been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from Memorial Day to Labor Day, and during the holiday season, extending from Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year.

Cautionary Statement Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q includes “forward-looking statements” based on our current expectations, assumptions, estimates, and projections about our and our subsidiaries’ business and industry. We intend that this quarterly report be governed by the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 (the “PSLR Act”) with respect to statements that may be deemed to be forward-looking statements under the PSLR Act. They include statements relating to:

•	future revenues, expenses and profitability;

•	the future development and expected growth of our business;

•	projected capital expenditures;

•	attendance at movies generally, or in any of the markets in which we operate;

•	the number or diversity of popular movies released;

•	our ability to successfully license and exhibit popular films;

•	competition from other exhibitors; and

•	determinations in lawsuits in which we are a defendant.

     You can identify forward-looking statements by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating these forward-looking statements, you should carefully consider the risks and uncertainties described in this report. These forward-looking statements reflect our view only as of the date of this report. Actual results could differ materially from those indicated by such forward-looking statements due to a number of factors. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no current obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. Our subsidiaries are currently parties to variable rate debt facilities. At June 30, 2004, we had an aggregate of $271.1 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at June 30, 2004, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of June 30, 2004 and December 31, 2003:

Expected Maturity As of June 30, 2004
(in millions)

	June 30,							Fair	Average Interest
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Rate
Fixed rate	$—	$0.1	$—	$—	$10.8	$932.9	$943.8	$781.3	9.5%
Variable rate	7.1	5.9	5.1	3.9	2.7	246.4	271.1	270.8	3.8%

Total debt	$7.1	$6.0	$5.1	$3.9	$13.5	$1,179.3	$1,214.9	$1,052.1

Expected Maturity As of December 31, 2003
(in millions)

	December 31,							Fair	Average Interest
	2004	2005	2006	2007	2008	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$0.1	$—	$104.5	$374.2	$478.9	$474.4	8.9%
Variable rate	6.6	6.9	4.4	121.8	39.8	—	179.5	179.2	4.1%

Total debt	$6.7	$6.9	$4.5	$121.8	$144.3	$374.2	$658.4	$653.6

Foreign Currency Exchange Rate Risk

     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Based upon our equity ownership in our international subsidiaries as of June 30, 2004, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

     There have been no significant changes in our system of internal controls or in other factors that could significantly affect internal controls within the period covered by this report or subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Legal Proceedings included in Cinemark, Inc.’s Registration Statement filed June 8, 2004 on Form S-4.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

1.1	Purchase Agreement dated March 29, 2004, by and among Cinemark, Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.1	Agreement and Plan of Merger dated March 12, 2004 by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.2	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(a)	Indenture dated as of March 31, 2004 between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(c)	Indenture dated January 14, 1998 between Cinemark USA, Inc. and U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(d)	First Supplemental Indenture dated as of February 11, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (g) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

4.2(e)	Second Supplemental Indenture dated as of March 25, 2004 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

4.2(f)	Indenture dated February 11, 2003 between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(g)	First Supplemental Indenture dated as of May 7, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(h)	Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to Exhibit 4.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(i)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 1992 between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.4(i) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.10(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002.

10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.14(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.15	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.16	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., Cinemark USA, Inc. and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.17	Cinemark, Inc. Stockholders Agreement dated as of March 12, 2004 among Madison Dearborn Capital Partners IV, L.P., each of the investors listed on the Schedule of Mitchell Investors and each of the executives listed on the Schedule of Executives (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.18	Registration Agreement dated as of March 12, 2004 among the Company, Madison Dearborn Capital Partners IV, L.P., Lee Roy Mitchell and The Mitchell Special Trust (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

*31.1	Certification of Chief Executive Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *  filed herewith.

     b) Reports on Form 8-K

     On April 15, 2004, Cinemark USA, Inc. filed on Form 8-K, reporting under Item 9, a press release announcing it has accepted for purchase and payment the remainder of the $105 million aggregate principal amount of the 8 1/2% Senior Subordinated Notes due 2008 that were tendered and not withdrawn pursuant to the tender offer.

     On May 19, 2004, Cinemark USA, Inc. filed on Form 8-K, reporting under Item 7 and Item 9, a press release announcing its operating results for the thee months ended March 31, 2004.

     On May 28, 2004, Cinemark USA, Inc. filed on Form 8-K, reporting under Item 9, a press release announcing its acceptance for purchase and payment, pursuant to the change of control, any and all outstanding 9% Senior Subordinated Notes due 2013 that were tendered and not withdrawn.

     On August 2, 2004, Cinemark USA, Inc. filed on Form 8-K, reporting under Item 9, a press release announcing the redemption of its remaining outstanding 8 1/2% Senior Subordinated Notes due 2008.

     On August 5, 2004, Cinemark USA, Inc. filed on Form 8-K, reporting under Item 7 and Item 9, a press release announcing its operating results for the three and six months ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK, INC. Registrant

DATE: August 5, 2004

/s/Alan W. Stock
Alan W. Stock
President

/s/Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

1.1	Purchase Agreement dated March 29, 2004, by and among Cinemark, Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.1	Agreement and Plan of Merger dated March 12, 2004 by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.2	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(a)	Indenture dated as of March 31, 2004 between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(c)	Indenture dated January 14, 1998 between Cinemark USA, Inc. and U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(d)	First Supplemental Indenture dated as of February 11, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (g) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

4.2(e)	Second Supplemental Indenture dated as of March 25, 2004 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

4.2(f)	Indenture dated February 11, 2003 between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(g)	First Supplemental Indenture dated as of May 7, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(h)	Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to Exhibit 4.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(i)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 1992 between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.4(i) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.10(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002.

10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.14(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.15	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.16	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., Cinemark USA, Inc. and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.17	Cinemark, Inc. Stockholders Agreement dated as of March 12, 2004 among Madison Dearborn Capital Partners IV, L.P., each of the investors listed on the Schedule of Mitchell Investors and each of the executives listed on the Schedule of Executives (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.18	Registration Agreement dated as of March 12, 2004 among the Company, Madison Dearborn Capital Partners IV, L.P., Lee Roy Mitchell and The Mitchell Special Trust (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

*31.1	Certification of Chief Executive Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *  filed herewith.