Form 10-Q
period 2004-09-30
CINEMARK INC
filed 2004-11-10
CIK 1173463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number: 333-116292

CINEMARK, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0687923
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3900 Dallas Parkway
Suite 500
Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

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

Yes [   ]   No [X]

As of November 10, 2004, 28,040,384 shares of Class A common stock, including options to acquire 365,468 shares of Class A common stock exercisable within 60 days of such date, were outstanding.

CINEMARK, INC. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3
Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 6. Exhibits and Reports on Form 8-K	30
SIGNATURES	34
Long Term Incentive Plan Document
Form of Stock Option Agreement
Stock Purchase Agreement
Stock Purchase Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

CINEMARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,875,662	$107,321,510
Inventories	4,165,763	4,323,687
Accounts receivable	15,107,920	15,440,439
Income tax receivable	1,629,807	—
Prepaid expenses and other	4,328,824	5,476,066

Total current assets	80,107,976	132,561,702
THEATRE PROPERTIES AND EQUIPMENT	1,290,221,592	1,237,897,111
Less accumulated depreciation and amortization	(503,572,697)	(462,017,053)

Theatre properties and equipment - net	786,648,895	775,880,058
OTHER ASSETS
Goodwill	43,517,787	12,083,095
Intangible assets - net	6,213,570	7,865,294
Investments in and advances to affiliates	1,289,163	2,334,145
Deferred charges and other - net	54,826,602	30,011,763

Total other assets	105,847,122	52,294,297

TOTAL ASSETS	$972,603,993	$960,736,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current portion of long-term debt	$5,956,149	$6,744,842
Income tax payable	—	5,317,839
Accounts payable and accrued expenses	99,132,807	135,749,949

Total current liabilities	105,088,956	147,812,630
LONG-TERM LIABILITIES
Senior credit agreements	282,552,210	172,936,210
Senior subordinated notes	732,925,933	478,749,929
Deferred lease expenses	27,874,512	27,652,702
Deferred gain on sale leasebacks	3,732,260	4,006,700
Deferred income taxes	13,470,576	13,033,013
Deferred revenues and other long-term liabilities	12,507,282	5,665,863

Total long-term liabilities	1,073,062,773	702,044,417
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTERESTS IN SUBSIDIARIES	16,753,769	33,932,183
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Class A common stock, $0.001 par value: 40,000,000 shares authorized and 27,674,916 shares issued and outstanding at September 30, 2004; 350,000,000 shares authorized and 19,664,480 issued and outstanding at December 31, 2003	27,675	19,665
Class B common stock, $0.001 par value: no shares authorized, issued or outstanding at September 30, 2004; 150,000,000 shares authorized and 20,949,280 shares issued and outstanding at December 31, 2003	—	20,949
Additional paid-in-capital	596,931,453	40,369,474
Unearned compensation - stock options	—	(1,740,255)
Retained earnings (deficit)	(732,793,075)	124,821,416
Accumulated other comprehensive loss	(86,467,558)	(86,544,422)

Total stockholders’ equity (deficiency)	(222,301,505)	76,946,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$972,603,993	$960,736,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Admissions	$165,384,178	$157,256,289	$489,271,187	$441,320,329
Concession	83,851,209	80,370,561	246,322,647	223,243,169
Other	14,068,688	13,365,278	39,520,773	36,409,994

Total revenues	263,304,075	250,992,128	775,114,607	700,973,492
COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	88,891,099	84,783,949	262,789,399	240,002,030
Concession supplies	14,344,630	14,384,219	40,931,069	36,863,113
Salaries and wages	27,322,921	25,488,228	78,818,656	72,233,524
Facility lease expense	32,626,542	31,084,657	95,047,848	88,938,649
Utilities and other	30,216,563	29,162,457	85,785,146	82,111,653

Total cost of operations	193,401,755	184,903,510	563,372,118	520,148,969
General and administrative expenses	12,218,555	11,249,861	37,310,550	31,189,935
Stock option compensation and change of control expenses related to the Recapitalization	—	—	31,994,529	—
Depreciation and amortization	16,054,098	16,459,975	49,827,135	48,993,541
Asset impairment loss	—	—	1,000,000	2,060,845
(Gain) loss on sale of assets and other	3,189,029	232,497	2,636,189	(758,522)

Total costs and expenses	224,863,437	212,845,843	686,140,521	601,634,768

OPERATING INCOME	38,440,638	38,146,285	88,974,086	99,338,724
OTHER INCOME (EXPENSE)
Interest expense	(18,923,763)	(12,568,963)	(50,069,686)	(40,083,290)
Amortization of debt issue cost	(971,684)	(564,361)	(2,499,535)	(1,735,311)
Interest income	564,408	512,629	1,446,296	1,595,993
Foreign currency exchange gain (loss)	(385,343)	(12,295)	187,140	138,904
Loss on early retirement of debt	(371,915)	(270,133)	(5,948,850)	(7,528,269)
Equity in income of affiliates	145,437	422,723	109,970	572,247
Minority interests in income of subsidiaries	(795,247)	(614,921)	(4,351,803)	(2,891,406)

Total other expenses	(20,738,107)	(13,095,321)	(61,126,468)	(49,931,132)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,702,531	25,050,964	27,847,618	49,407,592
Income taxes	4,652,261	7,780,003	8,418,499	17,797,901

INCOME FROM CONTINUING OPERATIONS	13,050,270	17,270,961	19,429,119	31,609,691
Gain (loss) from discontinued operations, net of income tax benefit of $191,250 for the nine months ended September 30, 2004	102,694	(2,644,054)	(442,938)	(3,153,218)

NET INCOME	$13,152,964	$14,626,907	$18,986,181	$28,456,473

EARNINGS (LOSS) PER SHARE:
Basic:
Income from continuing operations	$0.47	$0.43	$0.61	$0.78
Gain (loss) from discontinued operations	0.01	(0.07)	(0.02)	$(0.08)

Net income	$0.48	$0.36	$0.59	0.70

Diluted:
Income from continuing operations	$0.47	$0.42	$0.61	$0.78
Gain (loss) from discontinued operations	0.01	(0.06)	(0.02)	(0.08)

Net income	$0.48	$0.36	$0.59	$0.70

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$18,986,181	$28,456,473
Noncash items in net income:
Depreciation	49,340,776	48,502,560
Depreciation - discontinued operations	118,157	520,273
Amortization of intangible and other assets	486,359	490,981
Amortization of foreign advanced rents	1,324,476	1,353,245
Amortized compensation - stock options	145,021	821,828
Amortization of debt issue costs	2,499,535	1,735,311
Amortization of gain on sale leasebacks	(274,440)	(274,440)
Amortization of debt discount and premium	(1,143,859)	(606,253)
Amortization of deferred revenues	(420,000)	(2,318,011)
Loss on impairment of assets	1,000,000	2,060,845
Loss on impairment of assets - discontinued operations	—	2,500,000
Loss on disposal of United Kingdom theatres	462,807	—
(Gain) loss on sale of assets and other	2,636,189	(758,522)
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	938,075	3,600,608
Write-off of unearned compensation related to the Recapitalization	1,595,234	—
Accretion of interest on senior discount notes	17,640,715	—
Deferred lease expenses	221,810	2,206,322
Deferred income tax expenses	437,563	6,029,223
Equity in income of affiliates	(109,970)	(572,247)
Minority interests in income of subsidiaries	4,351,803	2,891,406
Cash provided by (used for) operating working capital:
Inventories	157,924	(116,802)
Accounts receivable	435,213	(2,122,165)
Prepaid expenses and other	1,147,242	(2,196,439)
Other assets	(6,699,532)	(4,033,008)
Advances with affiliates	(79,273)	307,194
Accounts payable and accrued expenses	(34,001,705)	(39,012,252)
Other long-term liabilities	597,402	(104,406)
Income tax receivable/payable	(6,947,646)	6,935,463

Net cash provided by operating activities	54,846,057	56,297,187
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(62,077,726)	(27,569,949)
Proceeds from sale of United Kingdom theatres	2,645,812	—
Proceeds from sale of other theatre properties and equipment	772,036	2,303,440
Proceeds from sale of equity investment	1,250,000	—
Purchase of minority partner shares in Cinemark Brasil	(44,957,502)	—
Purchase of minority partner shares in Cinemark Mexico	(5,378,768)	—
Investment in affiliates	—	(3,314)
Dividends/capital returned from affiliates	202,688	300,465

Net cash used for investing activities	(107,543,460)	(24,969,358)
FINANCING ACTIVITIES
Proceeds from equity investors related to Recapitalization	518,245,013	—
Net payments to stockholders, option holders and other	(838,296,645)	—
Issuance of senior discount notes	360,000,115	—
Issuance of senior subordinated notes	—	375,225,000
Retirement of senior subordinated notes	(122,750,000)	(275,000,000)
Increase in long-term debt	284,589,027	403,512,451
Decrease in long-term debt	(175,849,785)	(536,218,329)
Increase in debt issue cost	(24,310,773)	(15,598,321)
Increase in minority investment in subsidiaries	758,038	3,473,150
Decrease in minority investment in subsidiaries	(1,916,801)	(642,097)

Net cash provided by (used for) financing activities	468,189	(45,248,146)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(216,634)	1,060,780

DECREASE IN CASH AND CASH EQUIVALENTS	(52,445,848)	(12,859,537)
CASH AND CASH EQUIVALENTS:
Beginning of period	107,321,510	63,718,515

End of period	$54,875,662	$50,858,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. The Company and Basis of Presentation

     Cinemark, Inc. and its subsidiaries (the “Company”) is one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil and Taiwan during the nine months ended September 30, 2004.

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

     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2003, included in the Registration Statement filed June 8, 2004 on Form S-4 by the Company under the Securities Act of 1933. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be achieved for the full year.

2. Recapitalization of the Company and Refinancing of Certain Long-Term Debt

     Recapitalization - On March 12, 2004, the Company entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into the Company, with the Company continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of the Company’s common stock for approximately $518.3 million in cash and became the Company’s controlling stockholder, owning approximately 83% of the Company’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of the Company’s capital stock and certain members of management own the remaining 1%. As part of the transaction, the Company paid change of control fees and other management compensation expenses of $15,749,259, which are included in general and administrative expense on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2004. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in the Company retaining its historical book value.

     On March 31, 2004, the Company issued $577,173,000 aggregate principal amount at maturity of 9-3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of the Company, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company’s subsidiaries. The Company’s subsidiaries have no obligation, contingent or otherwise, to pay the amounts due under the 9-3/4% senior discount notes or to make funds available to pay those amounts. The 9-3/4% senior discount notes are general, unsecured senior obligations that are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries. Upon a change of control, the Company would be required to make an offer to repurchase all of the 9-3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. As of September 30, 2004, the accreted principal balance of the notes was $377,640,830.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Upon consummation of the Recapitalization on April 2, 2004, all of the Company’s outstanding stock options immediately vested and the majority were repurchased, resulting in compensation expense of $16,245,270 recorded by the Company. Compensation expense includes the write-off of the unamortized unearned compensation expense for options outstanding as of the date of the Recapitalization and the impact of the cash settlement of these options, and is included in general and administrative expense on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2004.

     As a result of the Recapitalization, the Company’s Brazilian partners exercised their option to cause the Company to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. The Company, through its subsidiary Brasil Holdings, LLC, directly and indirectly purchased the partners’ shares of Cinemark Brasil S. A. for $44,957,502 with available cash on August 18, 2004. See Note 3.

     Refinancing of Certain Long-Term Debt - On March 16, 2004, the Company initiated a tender offer for its then outstanding $105 million aggregate principal amount 8-1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its senior secured credit facility to provide for a $260 million seven-year term loan and a $100 million six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of the Company’s outstanding $105 million aggregate principal amount of 8-1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the principal amount of the notes tendered on or prior to the consent date and at 101.5% of the principal amount of the notes tendered subsequent to the consent date but prior to the expiration date. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $4,800,211 related to the retirement of the 8-1/2% notes were recorded as a loss on early retirement of debt on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2004.

     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17.8 million aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Payment of the change of control price was made with available cash by the Company on June 1, 2004. The unamortized debt issue costs, tender offer repurchase costs, including premiums paid, and other fees of $776,724 related to the retirement of the 9% notes were recorded as a loss on early retirement of debt on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2004.

     On July 28, 2004, the Company provided notice to the holders of the remaining outstanding 8-1/2% senior subordinated notes due 2008 of its election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, the Company redeemed the remaining notes utilizing available cash and borrowings under the Company’s revolving credit line. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $371,915 related to the retirement of the 8-1/2% notes were recorded as a loss on early retirement of debt on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2004.

     The amended senior secured credit facility was further amended on August 18, 2004 with regard to interest rates applicable to the term loan. Under the amended term loan, principal payments of $650,000 are due each calendar quarter through March 31, 2010 and increase to $61,100,000 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at the Company’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.00% per annum, or (B) a “eurodollar rate” plus a margin of 2.00% per annum. After the completion of two fiscal quarters after the closing date, the margin under the term loan applicable to base rate loans ranges from 0.75% per annum to 1.00% per annum and the margin applicable to eurodollar rate loans ranges from 1.75% per annum to 2.00% per annum, and will be adjusted based upon the Company achieving certain performance targets.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

3. Acquisitions and Divestitures

     During 2003, the Company accounted for its 50% investment in Interstate Theatres, L.L.C. under the equity method of accounting. On December 31, 2003, the Company purchased the remaining 50% interest in Interstate Theatres, L.L.C, which owns 80% of Interstate Theatres II, L.L.C. The Company accounted for the purchase as a step acquisition. The total purchase price of $1,500,000 was allocated to theatre properties and equipment ($404,083), working capital ($65,515) and goodwill ($1,030,402). The Company’s condensed consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Interstate Theatres, L.L.C. and its subsidiary. Results of operations for Interstate Theatres, L.L.C. and its subsidiary are included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2004.

     On December 31, 2003, the Company purchased Mitchell Theatres, Inc., which was 100% owned by members of Lee Roy Mitchell’s family (a related party to the Company). The total purchase price of $681,034 included the assumption of $156,000 in outstanding debt, which was immediately paid off at the time of purchase. The Company’s condensed consolidated balance sheet at December 31, 2003 reflects the assets and liabilities of Mitchell Theatres, Inc., which consisted of a working capital deficit of $137,511 and theatre property and equipment of $818,545. Results of operations for Mitchell Theatres, Inc. are included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2004.

     In January 2004, the Company sold its 50% investment in Entertainment Amusement Enterprises, Inc. for $1,500,000. The Company received proceeds of $1,250,000 in cash and a three-year $250,000 note, resulting in a gain of $468,463. The note receivable is included in deferred charges and other assets on the Company’s condensed consolidated balance sheet. The gain is included in (gain) loss on sale of assets and other on the Company’s condensed consolidated statement of operations.

     As a result of the Recapitalization, the Company’s Brazilian partners exercised their option to cause the Company to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. The Company, through its subsidiary Brasil Holdings, LLC, directly and indirectly purchased the partners’ shares of Cinemark Brasil S. A. for $44,957,502 with available cash on August 18, 2004. The Company accounted for the purchase as a step acquisition and, as a result of the preliminary purchase accounting, recorded goodwill of $26,923,067. The Company recorded minority interest expense equal to 47.2% of net income of Cinemark Brasil S.A. through August 31, 2004. Subsequent to this date, the Company recognized 100% of the net income of Cinemark Brasil S.A. As a result of this acquisition, the Company owns 100% of the common stock in Cinemark Brasil S.A.

     On September 15, 2004, the Company purchased shares of common stock of its Mexican subsidiary from its Mexican partners, increasing its ownership interest in the Mexican subsidiary from 95.0% to 99.4%. The purchase price was $5,378,768 and was funded with available cash and borrowings on the Company’s revolving credit line. The Company accounted for the purchase as a step acquisition, which resulted in goodwill of $3,812,916.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Discontinued Operations

     As of March 31, 2004, the Company’s two United Kingdom theatres met the criteria of assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” On April 30, 2004, the Company sold its two United Kingdom theatres through the sale of all of the capital stock of Cinemark Theatres UK, Ltd., its United Kingdom subsidiary. The Company received $2,645,812 in proceeds upon closing of the transaction and has a receivable of $539,766 at September 30, 2004 for expected additional proceeds. The Company collected the additional proceeds on October 6, 2004 once the final working capital position was determined in accordance with the stock purchase agreement. The sale resulted in a loss of $462,807, which is included in the gain (loss) from discontinued operations on the Company’s condensed consolidated statement of operations.

     The results of operations for the United Kingdom theatres have been classified as discontinued operations for all periods presented. Amounts reported as discontinued operations in the Company’s condensed consolidated statements of operations include the following components:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES
Admissions	$—	$1,017,581	$1,589,115	$2,930,108
Concession	—	444,521	659,446	1,283,858
Other	—	132,668	241,645	378,770

Total revenues	—	1,594,770	2,490,206	4,592,736
COSTS AND EXPENSES
Cost of operations:
Film rentals and advertising	—	417,870	572,953	1,197,646
Concession supplies	—	111,379	176,262	342,912
Salaries and wages	—	272,238	388,977	828,123
Facility lease expense	—	386,806	560,497	985,737
Utilities and other	—	232,894	347,157	1,005,380

Total cost of operations	—	1,421,187	2,045,846	4,359,798
General and administrative expenses	—	99,422	497,584	365,883
Depreciation and amortization	—	218,215	118,157	520,273
Asset impairment loss	—	2,500,000	—	2,500,000
(Gain) loss on sale of assets and other	(102,694)	—	462,807	—

Total costs and expenses	(102,694)	4,238,824	3,124,394	7,745,954

OPERATING INCOME (LOSS)	102,694	(2,644,054)	(634,188)	(3,153,218)
Income tax benefit	—	—	(191,250)	—

Gain (loss) from discontinued operations	$102,694	$(2,644,054)	$(442,938)	$(3,153,218)

     Amounts related to the United Kingdom theatres included in the Company’s condensed consolidated balance sheet at December 31, 2003 are as follows:

Current assets	$1,262,892
Theatre properties and equipment, net	4,520,104
Current liabilities	(1,336,145)

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Earnings Per Share

     Basic earnings per share is computed by dividing income by the weighted average number of shares of all classes of common stock outstanding during the period. Diluted earnings per share is computed by dividing income by the weighted average number of shares of common stock and potentially dilutive common equivalent shares outstanding determined under the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations	$13,050,270	$17,270,961	$19,429,119	$31,609,691

Basic:
Weighted average common shares outstanding	27,674,916	40,513,047	31,972,123	40,512,723

Income from continuing operations per common share	$0.47	$0.43	$0.61	$0.78

Diluted:
Weighted average common shares outstanding	27,674,916	40,513,047	31,972,123	40,512,723
Common equivalent shares for stock options	—	256,102	—	232,470

Weighted average common and common equivalent shares outstanding	27,674,916	40,769,149	31,972,123	40,745,193

Income from continuing operations per common and common equivalent share	$0.47	$0.42	$0.61	$0.78

6. Stock Option Accounting

     Upon consummation of the Recapitalization on April 2, 2004, all of the Company’s outstanding stock options immediately vested and the majority were repurchased, resulting in compensation expense of $16,245,270 recorded by the Company. The then existing stock option plans were terminated. During September 2004, the Company’s Board of Directors approved the 2004 Long Term Incentive Plan (the “Plan”) under which 3,074,991 shares of Class A common stock are available for issuance to selected employees, directors and consultants of the Company. The Plan provides for restricted share grants, incentive option grants and nonqualified option grants. The Company granted 2,361,590 options under the Plan on September 30, 2004 at an exercise price of $22.58 per option (equal to the market value at the date of grant). The options vest daily over five years with the vesting period beginning April 2, 2004 and the options expire ten years from the grant date.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$13,152,964	$14,626,907	$18,986,181	$28,456,473
Compensation expense included in reported net income, net of tax	—	194,070	88,463	525,970
Compensation expense under fair value method, net of tax	(1,212,285)	(259,188)	(1,374,687)	(721,322)

Pro-forma net income	$11,940,679	$14,561,789	$17,699,957	$28,261,121

Basic earnings per share:
As reported	$0.48	$0.36	$0.59	$0.70
Pro-forma	$0.43	$0.36	$0.55	$0.70
Diluted earnings per share:
As reported	$0.48	$0.36	$0.59	$0.70
Pro-forma	$0.43	$0.36	$0.55	$0.69

     The weighted average fair value per share of stock options granted during 2003 was $12.76 (all of which had an exercise price equal to the market value at the date of grant). For each 2003 grant, compensation expense under the fair value method of SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.29 percent. The weighted average fair value per share of stock options granted during 2004 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For each 2004 grant, compensation expense under the fair value method of SFAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 26 percent; and a risk-free interest rate of 3.79 percent.

7. Goodwill and Other Intangible Assets

     The Company’s goodwill was as follows:

	Balance at			Foreign Currency	Balance at
	12/31/2003	Acquisitions (1)	Write-offs (2)	Translation	9/30/2004
United States	$6,311,914	$—	$(349,744)	$—	$5,962,170
Argentina	238,826	—	—	(3,920)	234,906
Chile	2,993,929	—	—	(37,193)	2,956,736
Peru	2,538,426	—	—	91,174	2,629,600
Brazil	—	26,923,067	—	998,392	27,921,459
Mexico	—	3,812,916	—	—	3,812,916

Total	$12,083,095	$30,735,983	$(349,744)	$1,048,453	$43,517,787

(1)	See Note 3 for further discussion of these acquisitions.

(2)	Amount represents write-off of goodwill for one theatre that closed upon expiration of its lease during the three months ended September 30, 2004. The write-off is included in (gain) loss on sale of assets and other on the Company’s condensed consolidated statement of operations.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Intangible assets consisted of the following:

	September 30,	December 31,
	2004	2003
Capitalized licensing fees	$7,750,000	$9,000,000
Other intangible assets	435,733	442,561
Less: Accumulated amortization	(1,988,326)	(1,593,430)

Amortized intangible assets	6,197,407	7,849,131
Unamortized intangible assets	16,163	16,163

Total	$6,213,570	$7,865,294

     During the three months ended September 30, 2004, the Company wrote off $1,500,000 of capitalized licensing fees due to the termination of the related license agreement. The write-off is included in (gain) loss on sale of assets and other on the Company’s condensed consolidated statement of operations. During the three months ended September 30, 2004, the Company recorded $250,000 of additional capitalized licensing fees associated with a new agreement. Aggregate amortization expense of $486,359 for the nine months ended September 30, 2004 consisted of $394,896 of amortization of intangible assets and $91,463 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2004	$131,632
For the twelve months ended December 31, 2005	526,529
For the twelve months ended December 31, 2006	534,862
For the twelve months ended December 31, 2007	543,195
For the twelve months ended December 31, 2008	543,195
Thereafter	3,917,994

Total	$6,197,407

8. Asset Impairment

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

     The Company considers actual theatre level cash flow, future years budgeted theatre level cash flow, theatre property and equipment values, goodwill values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Assets are evaluated for impairment on an individual theatre basis or a group of theatres that share the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover an asset’s carrying amount, the Company then compares the carrying value of the asset with its fair value, which is determined based on estimated undiscounted cash flows. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value. During the nine months ended September 30, 2004, the Company recorded an asset impairment charge of $1.0 million to write-down one theatre in the United States to its estimated fair value.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Foreign Currency Translation

     The accumulated other comprehensive loss account in stockholders’ equity of $86,467,558 and $86,544,422 at September 30, 2004 and December 31, 2003, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A. and Cinemark de Mexico, S.A. de C.V. into U.S. dollars.

     In 2004 and 2003, all foreign countries where the Company has operations, including Argentina, Brazil and Mexico were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, stockholders’ equity.

     On September 30, 2004, the exchange rate for the Brazilian real was 2.86 reais to the U.S. dollar (the exchange rate was 2.89 reais to the U.S. dollar at December 31, 2003). As a result, the effect of translating the September 30, 2004 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $2,584,612. At September 30, 2004, the total assets of the Company’s Brazilian subsidiaries were U.S. $93,809,098.

     On September 30, 2004, the exchange rate for the Mexican peso was 11.43 pesos to the U.S. dollar (the exchange rate was 11.20 pesos to the U.S. dollar at December 31, 2003). As a result, the effect of translating the September 30, 2004 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction of stockholders’ equity of $1,506,747. At September 30, 2004, the total assets of the Company’s Mexican subsidiaries were U.S. $99,631,525.

     On September 30, 2004, the exchange rate for the Argentine peso was 2.98 pesos to the U.S. dollar (the exchange rate was 2.94 pesos to the U.S. dollar at December 31, 2003). The effect of translating the September 30, 2004 Argentine financial statements into U.S. dollars was immaterial.

     During the nine months ended September 30, 2004, the Company sold its United Kingdom theatres, which resulted in a reduction of stockholders’ equity upon the realization of $1,075,684 of cumulative foreign currency translation adjustments previously recorded in the accumulated comprehensive loss account.

10. Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$13,152,964	$14,626,907	$18,986,181	$28,456,473
Foreign currency translation adjustment	6,266,448	(5,221,987)	1,152,547	2,491,882

Comprehensive income	$19,419,412	$9,404,920	$20,138,728	$30,948,355

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Supplemental Cash Flow Information

     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine months Ended
	September 30,
	2004	2003
Cash paid for interest	$43,889,264	$53,471,647
Cash paid for income taxes (net of refunds)	$16,274,370	$4,665,136
Noncash activities:
Construction lease obligation related to construction of two theatres in Mexico	$6,664,017	$—

12. Financial Information About Geographic Areas

     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Nine months Ended
	September 30,
Revenues	2004	2003
U.S. and Canada	$589,109,174	$543,890,714
Brazil	68,117,923	55,355,517
Mexico	59,929,709	53,784,278
Other foreign countries (1)	59,185,211	48,732,505
Eliminations	(1,227,410)	(789,522)

Total	$775,114,607	$700,973,492

Theatre Properties and Equipment, net	September 30, 2004	December 31, 2003
U.S. and Canada	$630,870,203	$616,729,729
Mexico	62,079,637	61,893,971
Brazil	47,237,850	44,903,308
Other foreign countries (2)	46,461,205	52,353,050

Total	$786,648,895	$775,880,058

(1)	Revenues for both periods do not include results of the United Kingdom theatres, as these theatres were classified as held for sale as of March 31, 2004 and sold on April 30, 2004 and the results of operations are included as discontinued operations for all periods presented.

(2)	Amount at December 31, 2003 includes $4,520,104 for the two United Kingdom theatres that were sold on April 30, 2004.

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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Related Party Transactions

     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000,000 and 3% of annual theatre revenues in excess of $50,000,000. The Company recorded $142,189 of management fee revenues and received $562,500 of distributions from Laredo during the nine months ended September 30, 2004. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118,000 plus certain taxes, maintenance expenses and insurance. The Company recorded $91,564 of facility lease expense payable to Plitt Plaza joint venture during the nine months ended September 30, 2004.

     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the nine months ended September 30, 2004, the Company recorded $364,699 in profit participation expense payable to Mr. Stock, which is included in general and administrative expense on the Company’s condensed consolidated statement of operations. The Company has paid $240,949 of this amount to Mr. Stock as of September 30, 2004. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.

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

     To date, there have been four divergent opinions published by federal circuit courts addressing whether wheelchair seating locations in stadium-style movie theatres must comply with an alleged “viewing angle” requirement purportedly interpreted from the “lines of sight comparable” clause of Section 4.33.3 of the ADA Accessibility Guidelines.

     On April 6, 2000, the Fifth Circuit Court of Appeals issued its decision in Lara v. Cinemark, in which it rejected an interpretation by the United States Department of Justice that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium-style movie theatres that provide unobstructed views of the movie screen comply with the “lines of sight comparable” language of Section 4.33.3 as a matter of law. Lara v. Cinemark USA, Inc., 207 F.3d 783, 788-89 (5th Cir. 2000). On August 13, 2003, the Ninth Circuit Court of Appeals issued its divided decision in Stewmon v. Regal, in which the majority deferred to an interpretation by the DOJ that Section 4.33.3 imposes a “viewing angle” requirement, and held that wheelchair seating locations in the sloped-floor areas of stadium-style movie theatres did not provide comparable “viewing angles” of the movie screen and thus were unlawful. Stewmon v. Regal Cinemas, Inc., 339 F.3d 1126, 1133 (9th Cir. 2003). On November 6, 2003, the Sixth Circuit

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Court of Appeals issued its opinion in United States v. Cinemark, in which it deferred in part to an interpretation by the DOJ that compliance with Section 4.33.3 includes a consideration of the quality of the “viewing angle” of the movie screen, but remanded the case to the district court to determine liability and remedies issues with dicta suggesting that the facts weigh strongly in favor of making any relief that the district court grants on remand apply only on a prospective basis. On August 20, 2004, the First Circuit Court of Appeals issued its decision in United States v. Hoyts Cinemas Corporation, 380 F.3d 558 (1st Cir. 2004), in which it gave “some weight” to the DOJ’s interpretations, recognized that “lines of sight” included angles of sight as well as lack of obstruction, but held that the district court had wide discretion to consider retroactivity, due process, and equitable considerations when deciding the appropriateness of any remedy that may be ordered. The case was remanded for further proceedings.

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

     We are one of the leaders in the motion picture exhibition industry, in terms of revenues and number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other ancillary revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Film releases during the nine months ended September 30, 2004 included the blockbusters Shrek 2, which generated domestic box office receipts in excess of $400 million, The Passion of the Christ and Spider-Man 2, which generated domestic box office receipts in excess of $350 million each, and Harry Potter and the Prisoner of Azkaban, which generated domestic box office receipts in excess of $200 million. Films scheduled for release during the fourth quarter of 2004 include family movies such as Shark Tale, The Incredibles, and The Spongebob Squarepants Movie, and sequels such as Ocean’s Twelve, Meet the Fockers and Bridget Jones: The Edge of Reason.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of operations:

	% of Revenues		% of Revenues
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Admissions	62.8%	62.7%	63.1%	63.0%
Concession	31.8	32.0	31.8	31.8
Other	5.4	5.3	5.1	5.2

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations	73.5%	73.7%	72.7%	74.2%
General and administrative expenses	4.6	4.5	4.8	4.4
Stock option compensation and change of control expenses	—	—	4.1	—
Depreciation and amortization	6.1	6.5	6.4	7.0
Asset impairment loss	—	—	0.1	0.3
(Gain) loss on sale of assets and other	1.2	0.1	0.4	(0.1)

Total costs and expenses	85.4%	84.8%	88.5%	85.8%

Operating income	14.6%	15.2%	11.5%	14.2%

Three months ended September 30, 2004 and 2003

Revenues

     Revenues for the three months ended September 30, 2004 increased to $263.3 million from $251.0 million for the three months ended September 30, 2003, representing a 4.9% increase. Attendance increased 2.7% from 47.5 million patrons for the third quarter of 2003 to 48.8 million patrons for the third quarter of 2004. The increase in attendance for the third quarter of 2004 was primarily due to an increase in international business. Our average ticket price was $3.39 for the third quarter of 2004 compared to $3.31 for the third quarter of 2003, an increase of 2.4%. Concession revenues per patron were $1.72 for the third quarter of 2004 compared to $1.69 for the third quarter of 2003, an increase of 1.6%. Revenues per screen decreased 1.9% to $81,336 for the third quarter of 2004 from $82,931 for the third quarter of 2003.

Cost of Operations

     Cost of operations, as a percentage of revenues, decreased to 73.5% for the third quarter of 2004 from 73.7% for the third quarter of 2003. The decrease was primarily due to the 4.9% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages expense, facility lease expense, and utilities and other costs.

     Film rentals and advertising costs decreased to 53.7% of admissions revenues for the third quarter of 2004 from 53.9% for the third quarter of 2003. Concession supplies expense decreased to 17.1% of concession revenues for the third quarter of 2004 from 17.9% for the third quarter of 2003 primarily related to the implementation of selected price increases since the third quarter of 2003.

     Salaries and wages increased to $27.3 million for the third quarter of 2004 from $25.5 million for the third quarter of 2003 primarily due to the increase in attendance. Facility lease expense increased to $32.6 million for the third quarter of 2004 from $31.1 million for the third quarter of 2003 primarily due to new theatre openings and increased percentage rent expense. Utilities and other costs increased to $30.2 million for the third quarter of 2004 from $29.2 million for the third quarter of 2003 primarily due to increased utility rates in certain regions in which we operate.

General and Administrative Expenses

     General and administrative expenses increased to $12.2 million for the third quarter of 2004 from $11.2 million for the third quarter of 2003. The increase was primarily due to increases in salary expense, incentive bonus expense and legal fees.

Depreciation and Amortization

     Depreciation and amortization expense was $16.1 million for the third quarter of 2004 compared to $16.5 million for the third quarter of 2003.

Loss on Sale of Assets and Other

     During the third quarter of 2004, we recorded a loss on sale of assets and other of $3.2 million that consisted primarily of the write-off of a license agreement that was terminated, the write-off of theatre equipment that was replaced and the write-off of theatre equipment and goodwill associated with theatres that closed during the quarter.

Interest Expense

     Interest costs incurred, including amortization of debt issue costs, was $19.9 million for the third quarter of 2004 compared to $13.1 million for the third quarter of 2003. The increase is primarily due to the issuance of the 9-3/4% senior discount notes on March 31, 2004 and the amortization of the related debt issue costs.

Loss on Early Retirement of Debt

     During the third quarter of 2004, we recorded a loss on early retirement of debt of $0.4 million, which represented the write-off of unamortized bond discount and tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of our remaining 8-1/2% senior subordinated notes. During the third quarter of 2003, we recorded a loss on early retirement of debt of $0.3 million, which represented the write-off of unamortized debt issue costs, unamortized bond premiums/discounts, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of a portion of our former 9-5/8% senior subordinated notes.

Income Taxes

     Income tax expense of $4.7 million was recorded for the third quarter of 2004 compared to $7.8 million for the third quarter of 2003. Our effective tax rate for the third quarter of 2004 was 26.3% compared to 31.1% for the third quarter of 2003.

Gain (Loss) from Discontinued Operations

     We recorded a gain from discontinued operations of $0.1 million during the third quarter of 2004 compared to a loss from discontinued operations of $2.6 million during the third quarter of 2003. The gain represents an adjustment for the final proceeds expected to be received from the sale of the United Kingdom theatres, which were sold on April 30, 2004 through the sale of the Company’s United Kingdom subsidiary. The loss for 2003 represents the results of operations of these two theatres. See Note 4 to the condensed consolidated financial statements.

Nine months ended September 30, 2004 and 2003

Revenues

     Revenues for the nine months ended September 30, 2004 (the “2004 period”) increased to $775.1 million from $701.0 million for the nine months ended September 30, 2003 (the “2003 period”), representing a 10.6% increase. Attendance increased 7.2% from 130.2 million patrons for the 2003 period to 139.7 million patrons for the 2004 period. The increase in attendance for the 2004 period is primarily due to quality film product, including the successful release of the blockbusters Shrek 2, The Passion of the Christ, Spider-Man 2 and Harry Potter and the Prisoner of Azkaban during the 2004 period. Our average ticket price was $3.50 for the 2004 period compared to $3.39 for the 2003 period, an increase of 3.4%. Concession revenues per patron were $1.76 for the 2004 period compared to $1.71 for the 2003 period, an increase of 2.9%. Revenues per screen increased 4.9% to $243,731 for the 2004 period from $232,272 for the 2003 period.

Cost of Operations

     Cost of operations, as a percentage of revenues, decreased to 72.7% for the 2004 period from 74.2% for the 2003 period. The decrease was primarily due to the 10.6% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages expense, facility lease expense, and utilities and other costs.

     Film rentals and advertising costs decreased to 53.7% of admissions revenues for the 2004 period from 54.4% for the 2003 period, in part due to the increase in international business, which generally has lower film rental rates, and due to the long successful run of certain high-grossing films during 2004. Concession supplies expense increased to 16.6% of concession revenues for the 2004 period from 16.5% for the 2003 period, primarily related to an increase in international business, which generally has higher concession supplies costs.

     Salaries and wages increased to $78.8 million for the 2004 period from $72.2 million for the 2003 period primarily due to the increase in attendance. Facility lease expense increased to $95.0 million for the 2004 period from $88.9 million for the 2003 period primarily due to new theatre openings and increased percentage rent expense. Utilities and other costs increased to $85.8 million for the 2004 period from $82.1 million for the 2003 period primarily due to increased utility rates in certain regions in which we operate.

General and Administrative Expenses

     General and administrative expenses, excluding the stock option compensation and change of control expenses related to the Recapitalization, increased to $37.3 million for the 2004 period from $31.2 million for the 2003 period. The increase was primarily due to increases in salary expense, incentive bonus expense, and legal fees.

     Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during the 2004 period as a result of the Recapitalization. See Note 2 to the condensed consolidated financial statements.

Depreciation and Amortization

     Depreciation and amortization expense was $49.8 million for the 2004 period compared to $49.0 million for the 2003 period. The increase is primarily due to an increase in our asset base due to new theatre development.

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

Loss on Sale of Assets and Other

     During the 2004 period, we recorded a loss on sale of assets and other of $2.6 million that consisted primarily of the write-off of a license agreement that was terminated, the write-off of theatre equipment that was replaced and the write-off of theatre equipment and goodwill associated with theatres that closed during the 2004 period.

Interest Expense

     Interest costs incurred, including amortization of debt issue costs, was $52.6 million for the 2004 period compared to $41.8 million for the 2003 period. The increase is primarily due to the issuance of the 9-3/4% senior discount notes on March 31, 2004 and the amortization of the related debt issue costs.

Loss on Early Retirement of Debt

     During the 2004 period, we recorded a loss on early retirement of debt of $5.9 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of our 8-1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization. During the 2003 period, we recorded a loss on early retirement of debt of $7.5 million, which related to the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs, including premiums paid, and other fees associated with the retirement of certain debt agreements, including our former 9-5/8% senior subordinated notes, and the refinancing of our then existing credit facility.

Income Taxes

     Income tax expense of $8.4 million was recorded for the 2004 period compared to income tax expense of $17.8 million recorded for the 2003 period. Our effective tax rate for the 2004 period was 30.2% compared to 36.0% for the 2003 period. The decrease in the effective tax rate is due to increased utilization of valuation allowances.

Loss from Discontinued Operations

     We recorded a loss from discontinued operations, net of income tax benefit, of $0.4 million during the 2004 period and $3.2 million during the 2003 period, related to the two United Kingdom theatres sold on April 30, 2004 through the sale of the Company’s United Kingdom subsidiary. The loss recorded for 2004 includes the results of operations for the two theatres and a loss on sale of these theatres of $0.5 million. The loss recorded for 2003 includes the results of operations of these two theatres, including an asset impairment charge of $2.5 million. See Note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. We typically operate with a negative working capital position for our ongoing theatre operations throughout the year, primarily because of the lack of significant inventory and accounts receivable. Cash provided by operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $54.8 million for the nine months ended September 30, 2004 compared to $56.3 million for the nine months ended September 30, 2003.

Investing Activities

     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $107.5 million for the nine months ended September 30, 2004 compared to $25.0 million for the nine months ended September 30, 2003. The increase in cash used for investing activities is primarily due to an increase in capital expenditures during 2004 and the funding of the Brazil acquisition ($45.0 million) and the Mexico acquisition ($5.4 million). See Note 3 to the condensed consolidated financial statements for further discussion of these acquisitions.

     We are continuing to expand our U.S. theatre circuit. We opened nine new theatres with 104 screens and added four screens to two existing theatres during the nine months ended September 30, 2004, bringing our total domestic screen count to 2,383 screens (12 of which are in Canada). At September 30, 2004, we had signed commitments to open two new theatres with 28 screens in domestic markets by the end of 2004 and open 12 new theatres with 140 screens in domestic markets subsequent to 2004. We estimate the remaining capital expenditures for the development of these 168 screens will be approximately $38.0 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We are also continuing to expand our international theatre circuit. We opened four new theatres with 28 screens during the nine months ended September 30, 2004, bringing our total international screen count to 854 screens. We had signed commitments to open three new theatres with 21 screens in international markets by the end of 2004 and open nine new theatres with 73 screens in international markets subsequent to 2004. We estimate the remaining capital expenditures for the development of these 94 screens in international markets will be approximately $44.0 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.

     We plan to fund capital expenditures for our continued development from cash flow from operations, borrowings under our senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate.

Financing Activities

     Cash provided by financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $0.5 million for the nine months ended September 30, 2004 compared to cash used for financing activities of $45.2 million for the nine months ended September 30, 2003. As of September 30, 2004, our long-term debt obligations, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1- 3 Years	4 - 5 Years	5 Years
Long-term debt [1]	$1,221.0	$6.0	$10.3	$25.3	$1,179.4
Lease obligations	1,449.9	110.1	227.4	220.1	892.3
Letters of credit	0.1	0.1	—	—	—
Employment agreements	8.4	2.8	5.6	—	—
Purchase commitments [2]	86.5	35.6	49.4	0.8	0.7

Total obligations	$2,765.9	$154.6	$292.7	$246.2	$2,072.4

[1]	Includes the 9-3/4% senior discount notes in the aggregate principal amount at maturity of $577.2 million.

[2]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of September 30, 2004. Also includes construction lease obligations for two theatres in Mexico.

     As of September 30, 2004, we were in full compliance with all agreements governing our outstanding debt.

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

     On March 31, 2004, we issued $577,173,000 aggregate principal amount at maturity of 9-3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000,115 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to the aggregate principal amount of $577,173,000. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to our holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from our subsidiaries. Our subsidiaries have no obligation, contingent or otherwise, to pay the amounts due under the 9-3/4% senior discount notes or to make funds available to pay those amounts. The 9-3/4% senior discount notes are general, unsecured senior obligations that are effectively subordinated to indebtedness and other liabilities of our subsidiaries. Upon a change of control, we would be required to make an offer to repurchase all of the 9-3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. At September 30, 2004, the accreted principal balance of the notes was $377,640,830.

Senior Subordinated Notes

     On March 16, 2004, Cinemark USA, Inc. initiated a tender offer for its then outstanding $105 million aggregate principal amount 8-1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. On April 2, 2004, in conjunction with the Recapitalization, Cinemark USA, Inc. redeemed $94.1 million aggregate principal amount of 8-1/2% senior subordinated notes that were tendered, pursuant to the tender offer, utilizing a portion of the proceeds from its amended senior secured credit facility. On April 14, 2004, after the expiration of the tender offer, Cinemark USA, Inc. redeemed an additional $50,000 aggregate principal amount of 8-1/2% senior subordinated notes that were tendered, leaving outstanding $10.8 million aggregate principal amount of 8-1/2% senior subordinated notes.

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

     On July 28, 2004, Cinemark USA, Inc. provided notice to the holders of the remaining outstanding 8-1/2% senior subordinated notes due 2008 of its election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, Cinemark USA, Inc. redeemed the remaining notes utilizing available cash and borrowings under Cinemark USA, Inc.’s revolving credit line.

     As of September 30, 2004, Cinemark USA, Inc. had outstanding $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year.

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

     On August 18, 2003, Cinemark USA, Inc. amended the senior secured credit facility to provide a $165 million term loan expiring on March 31, 2008. The net proceeds of the $165 million term loan and additional borrowings under the $75 million five year revolving credit line were used to (i) repay $124.7 million of term loans outstanding under its senior secured credit facility entered into February 14, 2003 and (ii) redeem the remaining $42 million aggregate principal amount of its then outstanding 9-5/8% senior subordinated notes on September 18, 2003.

     On April 2, 2004, Cinemark USA, Inc. amended its senior secured credit facility in connection with the Recapitalization. The amended senior secured credit facility provides for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line. The net proceeds from the amended senior secured credit facility were used to repay the existing term loan of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of its then outstanding $105 million aggregate principal amount 8-1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.

     The amended senior secured credit facility was further amended on August 18, 2004 with regard to the interest rate applicable to the term loan. Under the amended term loan, principal payments of $650,000 are due each calendar quarter through March 31, 2010 and increase to $61,100,000 each calendar quarter from June 30, 2010 to maturity at March 31, 2011. The amended term loan bears interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin of 1.00% per annum, or (B) a “eurodollar rate” plus a margin of 2.00% per annum. After the completion of two fiscal quarters after the closing date, the margin under the term loan applicable to base rate loans ranges from 0.75% per annum to 1.00% per annum and the margin applicable to eurodollar rate loans ranges from 1.75% per annum to 2.00% per annum, and will be adjusted based upon Cinemark USA, Inc. achieving certain performance targets.

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

     At September 30, 2004, there was approximately $258.7 million outstanding under the term loan and $17.5 million outstanding under the revolving credit line. Approximately $82.4 million was available for borrowing under the revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the senior secured credit facility at September 30, 2004 was 3.5% per annum.

Cinemark Brasil Notes Payable

     As of September 30, 2004, Cinemark Brasil S.A. had four main types of funding sources executed as follows:

     (1) Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”, the Brazilian National Development Bank) credit line in the U.S. dollar equivalent in Brazilian reais of US$3.8 million. Interest accrues at a BNDES basket rate, which is a multiple currency rate based on the rate at which the bank borrows, plus a spread amounting to 11.4%. At September 30, 2004, there was approximately US$0.3 million outstanding, which matures in April 2005.

     (2) BNDES credit line in the U.S. dollar equivalent in Brazilian reais of US$1.9 million executed in November 2001 with a maturity date of October 2006. Interest accrues at a BNDES basket rate plus a spread amounting to 11.2%. At September 30, 2004, there was approximately US$1.1 million outstanding under this credit line.

     (3) Project developer financing executed with two engineering companies in September 2000 in the amount of US$1.8 million with a maturity date of September 2005. Interest accrues at a rate of TJLP+5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At September 30, 2004, there was approximately US$0.4 million outstanding under this financing arrangement.

     (4) Project developer financing executed with a mall developer in February 2004 in the amount of US$0.7 million with a maturity date of February 2009. Interest accrues at a rate of TJLP + 5.5% (Taxa de Juros de Longo Prazo (a long-term interest rate published by the Brazilian government)). At September 30, 2004, there was approximately US$0.7 million outstanding under this financing arrangement.

     These sources are secured by a variety of instruments, including comfort letters from Cinemark International, L.L.C., promissory notes for up to 130% of the value, a revenue reserve account and equipment collateral. As of September 30, 2004, an aggregate of US$2.5 million was outstanding.

Cinemark Chile Note Payable

     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. was required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended agreement requires 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At September 30, 2004, US$7.0 million was outstanding under this agreement.

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

Interest Rate Risk

     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. Our subsidiaries are currently parties to variable rate debt facilities. At September 30, 2004, there was an aggregate of $288.4 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at September 30, 2004, a 100 basis point increase in market interest rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of September 30, 2004 and December 31, 2003:

	Expected Maturity As of September 30, 2004
	(in millions)
	September 30,							Fair	Average Interest
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Rate
Fixed rate [1]	$0.1	$—	$—	$—	$—	$932.5	$932.6	$766.6	9.5%
Variable rate	5.9	5.5	4.8	21.4	3.9	246.9	288.4	287.2	3.7%

Total debt	$6.0	$5.5	$4.8	$21.4	$3.9	$1,179.4	$1,221.0	$1,053.8

[1]	Includes the 9-3/4% senior discount notes in the aggregate principal amount at maturity of $577.2 million.

	Expected Maturity As of December 31, 2003
	(in millions)
	December 31,							Fair	Average Interest
	2004	2005	2006	2007	2008	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$0.1	$—	$104.5	$374.2	$478.9	$474.4	8.9%
Variable rate	6.6	6.9	4.4	121.8	39.8	—	179.5	179.2	4.1%

Total debt	$6.7	$6.9	$4.5	$121.8	$144.3	$374.2	$658.4	$653.6

Foreign Currency Exchange Rate Risk

     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of September 30, 2004, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $13 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Legal Proceedings included in Cinemark, Inc.’s Registration Statement filed June 8, 2004 on Form S-4.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

1.1	Purchase Agreement dated March 29, 2004, by and among Cinemark, Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.1	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.2	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(a)	Indenture dated as of March 31, 2004 between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(c)	Indenture dated January 14, 1998 between Cinemark USA, Inc. and U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(d)	First Supplemental Indenture dated as of February 11, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (g) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

4.2(e)	Second Supplemental Indenture dated as of March 25, 2004 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

4.2(f)	Indenture dated February 11, 2003 between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(g)	First Supplemental Indenture dated as of May 7, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(h)	Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to Exhibit 4.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(i)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.4(i) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.10(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.14(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.15(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.15(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed November 10, 2004).

10.16	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., Cinemark USA, Inc. and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.17	Cinemark, Inc. Stockholders Agreement dated as of March 12, 2004, among Madison Dearborn Capital Partners IV, L.P., each of the investors listed on the Schedule of Mitchell Investors and each of the executives listed on the Schedule of Executives (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.18	Registration Agreement dated as of March 12, 2004 among the Company, Madison Dearborn Capital Partners IV, L.P., Lee Roy Mitchell and The Mitchell Special Trust (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

*10.19(a)	Cinemark, Inc. Long Term Incentive Plan Document, dated September 30, 2004.

*10.19(b)	Form of Stock Option Agreement.

*10.20(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited.

*10.20(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Ricardo Arduini, Moises Pinksy, Eduardo Alalou, and Roberto Luiz Leme Klabin.

*31.1	Certification of Chief Executive Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith.

b) Reports on Form 8-K

         On August 2, 2004, Cinemark USA, Inc. filed on Form 8-K, reporting under Item 9, a press release announcing the redemption of its remaining outstanding 8 -1/2% Senior Subordinated Notes due 2008.

         On August 5, 2004, Cinemark USA, Inc. filed on Form 8-K, reporting under Item 7 and Item 9, a press release announcing its operating results for the three and six months ended June 30, 2004.

         On November 10, 2004, Cinemark USA, Inc. filed on Form 8-K, reporting under Item 7 and Item 9, a press release announcing its operating results for the three and nine months ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK, INC. Registrant

DATE: November 10, 2004

/s/Alan W. Stock

Alan W. Stock
President

/s/Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

1.1	Purchase Agreement dated March 29, 2004, by and among Cinemark, Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.1	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.2	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(a)	Indenture dated as of March 31, 2004 between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(c)	Indenture dated January 14, 1998 between Cinemark USA, Inc. and U.S. Trust Company of Texas, N.A. governing the 8 1/2% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 4.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(d)	First Supplemental Indenture dated as of February 11, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A., as successor trustee to U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.2 (g) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 2, 2003).

4.2(e)	Second Supplemental Indenture dated as of March 25, 2004 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

4.2(f)	Indenture dated February 11, 2003 between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(g)	First Supplemental Indenture dated as of May 7, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(h)	Form of 8 1/2% Note (contained in the Indenture listed as Exhibit 4.2(f) above) (incorporated by reference to Exhibit 4.1 to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-45417) filed February 2, 1998).

4.2(i)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.4(i) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.10(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.7(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.14(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.14(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.15(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.15(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed November 10, 2004).

10.16	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., Cinemark USA, Inc. and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.17	Cinemark, Inc. Stockholders Agreement dated as of March 12, 2004, among Madison Dearborn Capital Partners IV, L.P., each of the investors listed on the Schedule of Mitchell Investors and each of the executives listed on the Schedule of Executives (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.18	Registration Agreement dated as of March 12, 2004 among the Company, Madison Dearborn Capital Partners IV, L.P., Lee Roy Mitchell and The Mitchell Special Trust (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

*10.19(a)	Cinemark, Inc. Long Term Incentive Plan Document, dated September 30, 2004.

*10.19(b)	Form of Stock Option Agreement.

*10.20(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited.

*10.20(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Ricardo Arduini, Moises Pinksy, Eduardo Alalou, and Roberto Luiz Leme Klabin.

*31.1	Certification of Chief Executive Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith