Form 10-K
period 2005-12-31
CINEMARK INC
filed 2006-03-28
CIK 1173463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 28, 2006, 27,896,316 shares of Class A common stock were outstanding.
The registrant is privately held and there is no public trading market for its equity securities; therefore, the registrant is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

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
PART I
Item 1. Business
The Company
     Cinemark, Inc., a Delaware corporation incorporated on May 16, 2002, is the parent company of CNMK Holding, Inc., which is the parent company of Cinemark USA, Inc. We are a holding company with no business operations or assets other than the capital stock of CNMK Holding, Inc., which is itself a holding company with no operations or assets of its own other than the capital stock of Cinemark USA, Inc. We and our subsidiaries are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation. As of December 31, 2005, we operated an aggregate of 3,329 screens in 308 theatres located in 33 states, Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We have 2,993 screens in 271 first run theatres and 336 screens in 37 discount theatres. Our overall ratio of screens to theatres is 10.8 to 1. Any references to North America or domestic operations contained in this report refer to the U.S. and Canada.
     On March 12, 2004, we entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into us, with our Company continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of our common stock and became our controlling stockholder, owning approximately 83% of our capital stock. Lee Roy Mitchell, our Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of our capital stock with certain members of management owning the remaining 1% (herein referred to as the “Recapitalization”). In December 2004, Madison sold approximately 10% of its stock in our Company to outside investors and in July 2005, we issued an additional 221,400 shares to another outside investor. As of the date of this report, Madison owned approximately 74% of our capital stock, outside investors owned approximately 9%, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately 16% and certain members of management owned the remaining 1%.
     Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, are available on our website free of charge under the heading “Corporate – Investor Relations” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission. Copies can also be obtained by mail from the Office of Public Reference at the Securities and Exchange Commission at 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102. You may obtain information on the operation of the Office of Public Reference by calling the Securities and Exchange Commission at 1-800-SEC-0330.
Description of Business
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation. We believe we operate one of the most modern theatre circuits in the industry, with 2,259 screens (or 68% of our 3,329 screens) having been built by us since 1996. We had total revenues of $1,020.6 million, operating income of $118.9 million and net income of $22.4 million for the year ended December 31, 2005. Our scale and geographic diversity within North America and Latin America has allowed us to increase total revenues by a compound annual growth rate of 5.4% since the beginning of 2000. Our North American theatres, located in 33 states and one Canadian province, are primarily located in mid-sized domestic markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres outside of North America are primarily located in major Latin American metropolitan markets, which we believe are generally underscreened.
Domestic Developments
     During 2005, we opened 11 new theatres with 128 screens in domestic markets. As of December 31, 2005, we operated 2,417 screens in 200 theatres in North America. We operated 2,081 screens in 163 first run theatres (12.8 screens per theatre) and 336 screens in 37 discount theatres (9.1 screens per theatre). Our overall ratio of screens to theatres in North America is 12.1 to 1. All but one theatre, with 12 screens located in Vancouver, Canada, are located in the U.S. Approximately 74% of our first run screens in North America feature stadium seating.
International Developments
     During 2005, we opened seven new theatres with 44 screens in international markets. As of December 31, 2005, we operated 912 screens in 108 theatres in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. All of our international theatres are first run theatres. Our ratio of screens to theatres in these international markets is 8.4 to 1. All of our international theatres have been built by us since 1993 and approximately 79% of our international screens feature stadium seating.
Recent Developments
     During July 2005, we acquired a 20.7 percent interest in National CineMedia, LLC, (“National CineMedia”), a joint venture among us, Regal Entertainment Group and AMC Entertainment, Inc. National CineMedia was formed on March 29, 2005, to focus on the marketing, sale and distribution of cinema advertising and promotional products; business communications and training services; and the distribution of digital alternative content across its Digital Content Network to its theatre owners and other network affiliate circuits.
     According to National CineMedia, this joint venture created a network of approximately 13,000 theatre screens with approximately 565 million patrons annually. After the deployment of National CineMedia’s digital distribution technology in our theatres, National CineMedia will operate the world’s largest digital distribution network with over 10,500 screens throughout the U.S. in approximately 150 markets, including 49 of the top 50 markets.

     Under the terms of the new agreement, we are installing National CineMedia’s in-theatre digital distribution technology in approximately 180 of our domestic theatres to provide digital pre-show entertainment content. As of February 15, 2006, installation had been completed in 1,346 screens and installation for the remaining 906 screens is expected to be completed by May 31, 2006. We estimate that our total costs for this digital distribution technology will be approximately $25 million, all of which will be funded with cash flows from operations.
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
     Pursue Additional Revenue Opportunities. We will continue to pursue additional growth opportunities by developing and expanding other revenue streams. Our investment in National CineMedia LLC during 2005 will assist us in expanding our offerings to advertisers, exploring additional revenue sources such as digital video monitor advertising, third party branding, and the use of our theatres for non-film events.
Competitive Strengths
     We believe the following strengths allow us to compete effectively:
     Strong Operating Cash Flow. Our business strategy and disciplined building program allowed us to generate $118.9 million of operating income and $165.3 million of net cash provided by operating activities for the year ended December 31, 2005.
     Focused Philosophy Resulting in Strong Financial Performance. We focus on negotiating favorable theatre property economics, providing a superior viewing experience and controlling both corporate and theatre operating costs. As a result of this philosophy, we generated $22.4 million of net income for the year ended December 31, 2005.
     Strong Management Team. Led by Mr. Mitchell, our management team has an average of approximately 22 years of theatre operating experience and a proven track record of superior performance. The team has successfully navigated us through many industry cycles.
     Selective Building in Less Competitive Domestic Markets and Heavily Populated International Markets.
     Less Competitive Domestic Markets: We have historically built modern theatres in mid-sized U.S. markets, including suburbs of major metropolitan areas, which we believe were underserved. We believe our targeting of these markets, together with the high quality of our theatre circuit, helps reduce the risk of competition from new entrants. As the sole exhibitor in approximately 85% of the first run film zones in which we operate, we have maximum access to film product. This enables us to select the films that we believe will deliver the highest returns in those markets.
     Heavily Populated, High Growth International Markets: We have directed our activities in international markets primarily toward Latin America due to the growth potential in these markets. We have successfully established a significant presence in most of the major cities in Latin America with theatres in twelve of the fifteen largest metropolitan areas. We generally fund our operating and capital expenditures in local currencies, thereby matching our expenses with revenues. We have also geographically diversified our international portfolio in an effort to balance risk and become one of the largest Pan American motion picture exhibition companies.
     Modern Theatre Circuit. We have built our modern theatre circuit primarily through targeted worldwide new theatre development, which we believe provides a preferred destination for moviegoers in our markets. Since 1996, we have built 2,259 screens, or 68% of our total screen count. Our ratio of screens to theatres is one of the highest in the industry: 12.1 to 1 in North America and 8.4 to 1 internationally. Approximately 74% of our North America first run screens and 79% of our international screens feature stadium seating.
Motion Picture Industry Overview
Domestic Markets
     The U.S. motion picture exhibition industry has enjoyed annual revenues near $9 billion for the past four years, according to the Motion Picture Association of America (“MPAA”). U.S. box office revenues for 2005 were $8.99 billion, which represented a 5.7% decrease from the 2004 all-time high box office performance of $9.54 billion. The decline in U.S. box office revenues was primarily driven by an 8.7% decrease in attendance offset by a 3.2% increase in average ticket prices from 2004 to 2005. During 2005, one film grossed over $300 million, seven films grossed over $200 million and 12 films grossed over $100 million in the U.S.
     The following table represents the results of a survey by MPAA Worldwide Market Research outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales for the ten year period from 1996 to 2005.

		% Change	Average	% Change	U.S. Box	% Change
Year	Attendance	Since 1996	Ticket Price	Since 1996	Office Sales	Since 1996
	(in millions)				($ in millions)
1996	1,339	—	$4.42	—	$5,912	—
1997	1,388	3.7%	$4.59	3.8%	$6,366	7.7%
1998	1,481	10.6%	$4.69	6.1%	$6,949	17.5%
1999	1,465	9.4%	$5.08	14.9%	$7,448	26.0%
2000	1,421	6.1%	$5.39	21.9%	$7,661	29.6%
2001	1,487	11.1%	$5.66	28.1%	$8,413	42.3%
2002	1,639	22.4%	$5.81	31.4%	$9,520	61.0%
2003	1,574	17.6%	$6.03	36.4%	$9,489	60.5%
2004	1,536	14.7%	$6.21	40.5%	$9,539	61.3%
2005	1,403	4.8%	$6.41	45.0%	$8,991	52.1%
International Markets
     The international motion picture exhibition industry has also grown significantly over the past several years. According to the MPAA, global box office revenues increased 46% from $15.9 billion in 2000 to $23.2 billion in 2005. This growth is the result of the strong box office showings from both local and U.S. film product, ticket price increases and new theatre construction.
     Growth in Latin America is expected to be fueled by a combination of continued development of modern theatres, attractive demographics (i.e., a significant teenage population), strong product from Hollywood and the emergence of a local film industry. In many Latin American countries the local film industry had been dormant because of the lack of sufficient theatres to screen the film product. The development of new modern multiplex theatres has revitalized the local film industry and, in Mexico, Brazil and Argentina, successful local film product often provides incremental growth opportunities.

     We believe many international markets for theatrical exhibition have historically been underserved and that certain of these markets, especially those in Latin America, will continue to experience growth as additional modern stadium-styled theatres are introduced.
Market Trends
     We believe the following market trends will drive the continued growth and strength of our industry:
     Increased Investment in Film Production and Marketing. Theatrical exhibition is the primary distribution channel for new motion picture releases. The success of a theatrical release, which “brands” a film, is one of the primary factors in determining its success in “downstream” distribution channels, such as DVD, network and syndicated television, video-on-demand and pay-per-view television. Incremental revenue generated by downstream distribution channels has enabled studios to increase production and marketing expenditures. Production and marketing costs per new film in the U.S. have increased by compound annual growth rates of 6.4% and 7.9%, respectively from 1994 to 2004, according to the MPAA.
     Increased Importance of International Markets for Ensuring Box Office Success. International markets are becoming an increasingly important component of the overall box office revenues generated by Hollywood films. Box office revenues in markets outside of North America exceeded domestic box office revenues for nine of the top ten domestic movies during 2005. The relative contribution of markets outside North America should become even more significant as the international motion picture exhibition industry continues to grow and modernize.
     Favorable Attendance Trends. Long-term increased movie going frequency and attendance from key demographic groups have benefited the industry. According to the MPAA, annual admissions per capita in the U.S. increased from 4.5x to 5.2x, between 1991 and 2004. Additionally, the U.S. teenage segment, defined as 12-17 year olds, represented 19% of admissions in 2004, up from 14% in 1997. The MPAA has not yet released statistics related to attendance by demographic group for 2005.
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
     Convenient and Affordable Form of Out-of-Home Entertainment. Movie-going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an average ticket price in the U.S. of $6.41 in 2005. Average prices for other forms of out-of-home entertainment in the U.S., including sporting events, theme parks, musical concerts and plays, ranged from approximately $21.00 to $67.00 per ticket in 2005. Movie ticket prices have risen at approximately the rate of inflation, while ticket prices for other forms of out-of-home entertainment have generally increased at higher rates.
     Increasing Other Revenue. Advertising revenues represent a small, but growing portion of revenues for motion picture exhibitors. The proliferation in broadcast and cable channels, as well as new recording devices that allow audiences to skip television commercials, has eroded broadcast media’s advertising effectiveness. As a result, captive theatre audiences are becoming more attractive to advertisers. During 2005, we invested in National CineMedia LLC, a joint venture between Regal Entertainment Group, AMC Entertainment Inc. and our company. National CineMedia LLC provides marketing, sales and distribution of cinema advertising and promotional products; business communications and training services; and the distribution of digital alternative content across its Digital Content Network to its theatre owners and other network affiliate circuits. Our participation in this joint venture will assist us in expanding our offerings to advertisers, exploring additional revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events.

Theatre Operations
     As of December 31, 2005, we operated 3,329 screens in 308 theatres located in 33 states, one Canadian province and 12 Latin American countries. We operated 2,993 screens in 271 first run theatres and 336 screens in 37 discount theatres. Our North American theatres, located in 33 states and one Canadian province, are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres outside of North America are primarily located in major Latin American metropolitan markets, which we believe are generally underscreened. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2005.
North American Theatres

	Total	Total
State	Theatres	Screens
Texas	69	886
Ohio	20	213
California	16	158
Utah	10	123
Kentucky	7	75
Illinois	6	72
Oklahoma	6	67
Colorado	5	79
Pennsylvania	5	73
Louisiana	5	68
Indiana	5	46
Virginia	4	52
Oregon	4	50
North Carolina	4	41
Michigan	3	50
Mississippi	3	41
Arkansas	3	30
Iowa	3	19
Florida	2	40
Georgia	2	27
New York	2	27
South Carolina	2	22
New Mexico	2	16
Arizona	2	14
Kansas	1	20
New Jersey	1	16
Missouri	1	14
Tennessee	1	14
Wisconsin	1	14
Massachusetts	1	12
Delaware	1	10
Montana	1	8
Minnesota	1	8

Total United States	199	2,405
Canada	1	12

Total North America	200	2,417

International Theatres

	Total	Total
Country	Theatres	Screens
Brazil	34	295
Mexico	29	282
Chile	12	91
Central America(1)	10	67
Argentina	9	77
Colombia	7	44
Ecuador	4	26
Peru	3	30

Total	108	912

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica and Panama.
     We first entered Latin America with the opening of theatres in Chile in 1993 and Mexico in 1994. Since 1993, through our focused international strategy, we have developed into one of the largest Pan American exhibitors in Latin America. We presently have theatres in twelve of the fifteen largest metropolitan areas in Latin America. We have balanced our risk through a diversified international portfolio with operations in twelve international countries. In addition, we have achieved significant scale in Mexico and Brazil, the two largest Latin American economies.
     We believe that certain markets within Latin America continue to be underserved and penetration of movie screens per capita in Latin American markets is substantially lower than in the U.S. and European markets. We will continue to build and expand our presence in underserved international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate exposure to currency fluctuations by using local currencies to fund substantially all aspects of our operations, including film and facility lease expense. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue growth notwithstanding currency fluctuations that may affect any particular market.
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
     International personnel in the corporate office include the International President and directors/vice presidents in charge of film licensing, marketing, concessions, theatre operations support, theatre maintenance and construction, real estate, legal, operational audit, information systems and accounting. We have a chief financial officer in both Brazil and Mexico, which are our two largest international markets. We have eight regional offices in Latin America responsible for the local management of operations in twelve individual countries. Each regional office is headed by a general manager and includes personnel in film licensing, marketing, human resources, operations and accounting. The regional offices are staffed with nationals from the region to overcome cultural and operational barriers. Training is conducted at the corporate office to establish consistent standards throughout our international operations.
     Film Licensing
     In North America, we license films from film distributors that are owned by major film production companies or from independent film distributors that distribute films for smaller production companies. For new release films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region. A film zone can range from a radius of three to five miles in major metropolitan and suburban areas to up to fifteen miles in small towns. We currently operate theatres in 158 first run film zones in North America. New film releases are licensed at the discretion of the film distributors. As the sole exhibitor in approximately 85% of the first run film zones in which we operate, we have maximum access to film product, which allows us to select those pictures we believe will be the most successful in our markets from those offered to us by distributors. We usually license films on an allocation basis in film zones where we face competition. Films are released to discount theatres once the attendance levels substantially drop off at the first run theatres. For discount films, film distributors generally establish availability on a market-by-market basis after the completion of exhibition at first run theatres and permit discount theatres within a market to exhibit such films simultaneously without regard to film zones.
     In the international markets in which we operate, distributors do not allocate film to a single theatre in a geographic film zone, but allow competitive theatres to play the same films simultaneously. In these markets, films are still licensed on a theatre-by-theatre and film-by-film basis. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes, which we believe gives us a competitive advantage in markets where competing theatres play the same films. Of the 912 screens we operate in international markets, approximately 79% feature stadium seating and 85% have no direct competition.
     Our film rental licenses in North America typically state that rental fees are based on either mutually agreed upon firm terms established prior to the opening of the picture or on a mutually agreed upon settlement at the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Firm term film rental fees that decline over the term of the run generally start at 60% to 70% of box office receipts, gradually declining to as low as 30% over a period of four to seven weeks. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Internationally, our film rental licenses are based on mutually agreed upon firm terms established prior to the opening of the picture. The film rental percentages paid by our international locations are generally lower than in North American markets and gradually decline over a period of several weeks.
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
     Concessions
     Concession sales are our second largest revenue source, representing approximately 31% of total revenues for 2005. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:

•	Optimization of product mix. Concession products are primarily comprised of various sizes of popcorn, soft drinks and candy. Different varieties and flavors of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. Specially priced combos are launched on a regular basis to increase average concession purchases as well as to attract new buyers. Kids’ meals are also offered and packaged towards younger patrons.

•	Staff training. Employees are continually trained in “suggestive-selling” and “upselling” techniques. This training occurs through situational role-playing conducted at our “Customer Satisfaction University” as well as continued on-the-job training. Theatre managers receive additional compensation based on concession sales at their theatres and are therefore motivated to maximize concession sales. Consumer promotions conducted at the concession stand always include a motivational element which rewards theatre staff for exceptional combo sales during the period.

A formalized crew program is in place to reward front line employees who excel in delivering rapid service. The Speed of Service (SOS) program is held annually to kick off peak business periods and refresh training and the importance of speed at the front line.

Also, a year-round crew incentive called Pour More & Score is in place. All concession programs include a points-earning opportunity designed to primarily drive sales of drinks and popcorn. Theatres compete against their own prior year performance in an effort to win staff prizes

•	Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations to facilitate serving more customers quicker. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands.

•	Cost control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain bulk rates. Concession supplies are distributed through a national distribution network. The concession distributor supplies and distributes inventory to the theatres, which place volume orders directly with the vendors to replenish stock. The concession distributor is paid a percentage fee for warehousing and delivery of concession goods on a weekly basis.
     Marketing
     In North America, we rely on newspaper display advertisements, substantially paid for by film distributors, newspaper directory film schedules, generally paid for by us, and internet advertising, which has emerged as a strong media source to inform patrons of film titles and showtimes. Radio and television advertising spots, generally paid for by film distributors, are used to promote certain motion pictures and special events. We also exhibit previews of coming attractions and films presently playing on the other screens which we operate in the same theatre or market. We have successfully used the internet to provide patrons access to movie times, the ability to buy and print their tickets at home and purchase gift cards and other advanced sale-type certificates. The internet is becoming a popular way to check movie showtimes and may, over time, replace the traditional newspaper advertisements. Many newspapers add an internet component to their advertising and add movie showtimes to their internet sites. We use monthly web contests with film distributor partners to drive traffic to our web site and ensure that customers visit often. Over time, the internet may allow us to reduce our advertising costs associated with newspaper directory advertisements. In addition, we work on a regular basis with all of the film distributors to promote their films with local, regional and national programs that are exclusive to our theatres. These may involve customer contests, cross-promotions with third parties, media on-air tie-ins and other means to increase traffic to a particular film showing at one of our theatres.
     We also partner with large multi-national corporations, in the larger metropolitan areas in which we have theatres, to promote our brand, our image and to increase attendance levels at our theatres. Our international customers are encouraged to register on our website to receive weekly information via e-mail for showtime information, invitations to special screenings, sponsored events and promotional information. In addition, some of our customers request to receive showtime information via their cellular phones.

     Our marketing department also focuses on maximizing revenue generating opportunities, which include the following:
•	Advertising. We believe the advertising industry recognizes the value of in-theatre advertising as an important medium due to the demographics of theatre patrons and the ability to market to specific demographics according to film title. On-screen advertising revenue overall in the United States grew 23% in 2004 to $438 million according to the Cinema Advertising Council and is expected to have grown 20% in 2005. During 2005, we invested in National CineMedia LLC, a joint venture between Regal Entertainment Group, AMC Entertainment Inc. and our company. National CineMedia LLC provides marketing, sales and distribution of cinema advertising and promotional products; business communications and training services; and the distribution of digital alternative content across its Digital Content Network to its theatre owners and other network affiliate circuits. Our participation in this joint venture will assist us in expanding our offerings to advertisers, exploring additional revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In participating in this joint venture, we are able to sell a different kind of advertising to the movie-going public. The entertainment-based pre-show is delivered digitally to the majority of screens and lobby plasma monitors owned by three of the largest U.S. theatre exhibitors and focuses on a “First Look” at movies, television and sports events with ads that have been made especially for the big screen and generally have not been shown on other media. Movie-goers will get a behind-the-scenes look at the making of a film or see exclusive interviews with their favorite stars. In addition, the digital equipment enables us to use theatres during non-peak hours for concerts, sporting events, and other cultural events, which are also sold by National CineMedia on behalf of all three circuits. We are able to offer advertisers national, regional or local coverage in a variety of formats to reach our patrons. National CineMedia also generates other revenue from “imaging” in the lobby, including mini-billboards and displays, and distributing coupons and samples to patrons passing through the theatre complex. Similarly, in our international markets, we generally outsource our screen advertising to local companies, who have established relationships with local advertisers that provide similar benefits as National CineMedia.

•	Sales. We employ sales personnel at our corporate office who work with National CineMedia to oversee the development and implementation of a comprehensive domestic theatre rental and group sales effort. National CineMedia and our sales department are responsible for increasing theatre rental income during periods when the theatre is normally closed and maximizing group film bookings to specialized groups such as schools, daycare centers and religious organizations. We believe the large lobbies, comfortable seating, big screens and sound capabilities make our theatres an attractive venue for corporate events, private parties, private screenings and team building meetings. With the digital equipment that will be installed in the majority of our theatres, we can also offer capacity to do PowerPoint and other presentations for corporate meetings. We believe the trend to use theatre auditoriums for non-film events during non-peak times will increase, which will add revenue and attract new audiences to our theatres while not significantly increasing costs. In addition, targeted efforts to sell niche films to particular groups will also increase overall revenues.

•	Business Development. Our marketing personnel are responsible for the sale of our gift cards, gift certificates and discount tickets, which are called SuperSavers. We market these programs to such business representatives as realtors, human resource managers, incentive program managers, hospital and pharmaceutical personnel. Gift cards and gift certificates can be purchased at our theatres. Gift cards, gift certificates and SuperSavers are also sold online, via phone, fax, email and regular mail and fulfilled in-house from the local corporate office.
     Online Sales
     Our patrons may purchase advance tickets for 181 of our domestic theatres (2,240 screens) and 25 of our international theatres (217 screens) by accessing our corporate website at www.cinemark.com. Additionally, patrons may purchase advance tickets to our internet-enabled domestic theatres by accessing Fandango’s website at www.fandango.com. Our internet initiatives help improve customer satisfaction, allowing patrons who purchase tickets over the internet to often bypass lines at the box office by printing their tickets at home or picking up their tickets at kiosks in the theatre lobby.
     Point of Sale Systems
     We developed our own proprietary point of sale system to further enhance our ability to maximize revenues, control costs and efficiently manage operations. The system, which is installed in all of our North American theatres and some of our international theatres, provides corporate management with real-time admissions and concession revenue reports that allow managers to make timely changes to movie schedules, including extending film runs, increasing the number of screens on which successful movies are being played, or substituting films when gross receipts do not meet expectations. Real-time seating and box office information is available to box office personnel, preventing overselling of a particular film and providing faster and more accurate responses to customer inquiries regarding showtimes and available seating. The system tracks concession sales, provides in-theatre inventory reports allowing for efficient inventory management and control, has multiple language capabilities, offers numerous ticket pricing options, integrates internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment can be integrated with the system to enhance its functions. In some of our international locations, we use point of sale systems that have been developed by third parties for the motion picture industry, which have been certified as compliant with applicable governmental regulations.
Competition
     We are one of the leading motion picture exhibitors in terms of both revenues and the number of screens in operation. We compete against local, regional, national and international exhibitors.
     We are the sole exhibitor in approximately 85% of the 158 first run film zones in which our first run North American theatres operate. In film zones where there is no direct competition, we select those films we believe will be the most successful from among those offered to us by film distributors. Where there is competition, we usually license films based on an allocation process. Of the 912 screens we operate outside of North America, approximately 85% of those screens have no direct competition. The principal competitive factors with respect to film licensing are:
•	Location, accessibility and capacity of an exhibitor’s theatre;

•	theatre comfort;

•	quality of projection and sound equipment;

•	level of customer service; and

•	licensing terms.
     The competition for customers is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. Our ticket prices at first run and discount theatres are competitive with ticket prices of competing theatres.
     We also face competition from a number of other motion picture exhibition delivery systems, such as DVD, network and syndicated television, video on-demand, pay-per-view television and downloading utilizing the internet. We do not believe that these additional distribution channels have adversely affected theatre attendance; however, we can give no assurance that these or other alternative delivery systems will not have an adverse impact on attendance in the future. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as concerts, theme parks and sporting events.
Seasonality
     Our revenues have historically been seasonal due to the timing of motion picture releases by the major film distributors. Generally, the most successful motion pictures have been released during the summer, extending from Memorial Day to Labor Day, and during the holiday season, extending from Thanksgiving through the end of the year. The unexpected emergence of a blockbuster film during other periods can alter this seasonality trend. The timing of such film releases can have a significant effect on our results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year. The seasonality of successful film releases, however, has become less pronounced in recent years with the release of major motion pictures occurring more evenly throughout the year.
Employees
     We have approximately 8,100 employees in North America, approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 4,700 employees in our international markets, 46% of which are full time employees and 54% of which are part time employees. Twenty-two North American employees are represented by unions under collective bargaining agreements. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.
Regulations
     The distribution of motion pictures is largely regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. We have not been a party to such cases, but the manner in which we can license films from certain major film distributors is subject to consent decrees resulting from these cases. Consent decrees bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors, including us, on a theatre-by-theatre and film-by-film basis. Consequently, exhibitors cannot assure themselves a supply of films by entering long-term arrangements with major distributors, but must negotiate for licenses on a theatre-by-theatre and film-by-film basis.
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
Financial Information About Geographic Areas
     We operate in a single business segment as a motion picture exhibitor. We are a multinational corporation with consolidated operations, as of December 31, 2005, in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. See Note 19 of the Notes to our Consolidated Financial Statements for information on our revenues and theatre properties and equipment in the U.S. and Canada, Mexico, Brazil and other international countries.

Item 1A. Risk Factors
Poor motion picture production or performance could have an adverse effect on our business.
     Our business is dependent both upon the availability of suitable motion pictures for exhibition in our theatres and the success of such pictures in our markets. Poor performance of films, the disruption in the production of motion pictures, or a reduction in the marketing efforts of the film distributors to promote such films could have an adverse effect on our business by resulting in fewer patrons and reduced revenues.
A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.
     We rely on the film distributors for the motion pictures shown in our theatres. The film distribution business is highly concentrated, with ten major film distributors accounting for approximately 90% of U.S. box office revenues and 44 of the top 50 grossing films during 2005. Numerous antitrust cases and consent decrees resulting from these cases impact the distribution of motion pictures. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the ten major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.
The oversupply of screens in the motion picture exhibition industry and other factors may adversely affect the performance of some of our theatres.
     Several major theatre exhibition companies, including Regal Cinemas, Loews Cineplex Entertainment and United Artists filed for bankruptcy during 1999 and 2000. One significant cause of those bankruptcies was the emphasis by theatre circuits on the development of large multiplexes. The strategy of aggressively building multiplexes was adopted throughout the industry and resulted in an oversupply of screens in the North American exhibition industry. As a result of the perceived oversupply of screens and the resulting bankruptcies, screen counts declined in 2001 and 2002. Some analysts believe that there continues to be an oversupply of screens in the North American exhibition industry, as screen counts increased in 2003 and 2004 and continued to increase in 2005. If competitors build theatres in the markets we serve, the performance of some of our theatres could be adversely affected due to increased competition.
Our foreign operations are subject to adverse regulations and currency exchange risk, which may have an adverse effect on our business.
     Outside of North America, we operate 108 theatres with 912 screens in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. Mexico and Brazil represented approximately 7.3% and 11.0% of our consolidated 2005 revenues, respectively. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of land may adversely affect our international operations in foreign markets. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations. We also face the additional risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange, all of which could have an adverse effect on the results of our international operations.
If we do not comply with the Americans with Disabilities Act of 1990, we could be subject to further litigation.
     Our theatres must comply with Title III of the Americans with Disabilities Act of 1990, or the “ADA,” and analogous state and local laws. Compliance with the ADA requires among other things that public facilities “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-

compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.
We face intense competition for patrons, film licensing and theatre locations, which may adversely affect our business.
     The motion picture industry is highly competitive. We compete against local, regional, national and international exhibitors. We compete for both patrons and licensing of motion pictures. The competition for patrons is dependent upon such factors as the availability of popular motion pictures, the location and number of theatres and screens in a market, the comfort and quality of the theatres and pricing. Some of our competitors have substantially greater resources and may have lower costs. The principal competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor’s theatres. If we are unable to license successful films, our business may be adversely affected.
An increase in the use of alternative film distribution channels and other competing forms of entertainment may drive down movie theatre attendance and limit ticket prices.
     We face competition for patrons from a number of alternative motion picture distribution channels, such as DVD, network and syndicated television, video on-demand, pay-per-view television and downloading utilizing the internet. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks and sporting events. An increase in popularity of these alternative film distribution channels and competing forms of entertainment could have an adverse effect on our business and results of operations.
Our results of operations may be impacted by shrinking video release windows.
     Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on video or DVD, has decreased from approximately six months to approximately four months. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.
We may not be able to generate additional revenues.
     We intend to continue to pursue additional revenue streams such as advertising and the use of theatres for non-film events. Our ability to achieve our business objectives may depend in part on our success in generating additional revenue. We cannot assure you that we will be able to effectively generate these additional revenues and our inability to do so may have an adverse effect on our financial performance.
Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theatres.
     Our results of operations vary from period to period based upon the quantity and quality of the motion pictures that we show in our theatres. The major film distributors generally release the films they anticipate will be most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during these periods. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for the following period or the same period in the following year.
General political, social and economic conditions can adversely affect our attendance.
     Our results of operations are dependent on general political, social and economic conditions, and the impact of such conditions on the willingness of consumers to spend money at movie theatres and on our theatre operating costs. If consumers’ discretionary income declines as a result of an economic downturn, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected.
We are subject to uncertainties related to digital cinema, including potentially high costs of re-equipping theatres with projectors to show digital movies.
     We are in the process of rolling out digital equipment for exhibiting advertising and other alternative content. Some of our competitors have commenced a roll-out of digital equipment for exhibiting feature films. Digital cinema is still in an experimental stage in our industry. There are multiple parties vying for the position of being the primary generator of the digital projector roll-out for exhibiting feature films. However, significant obstacles exist that impact such a roll-out plan including the cost of digital projectors, the substantial investment in re-equipping theatres and the party which will be responsible for such costs. Business arrangements for the financing of the digital projector roll-out will require significant discussions. We cannot assure you that financing arrangements to fund our portion of the digital cinema roll-out can be obtained on terms we deem acceptable. If a roll-out of digital cinema progresses rapidly, we may not have adequate resources to finance the conversion costs.
We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or site locations.
     We have greatly expanded our operations over the last decade through targeted worldwide theatre development. We will continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in North America and internationally. Acquisitions generally would be done to provide initial entry into a new market or to strengthen our position in an existing market. There is significant competition for potential site locations and existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive site locations, existing theatres or theatre circuits on terms we consider acceptable. We cannot assure you that our expansion strategy will result in improvements to our business, financial condition or profitability. Further, our expansion programs may require financing above our existing borrowing capacity and internally generated funds. We cannot assure you that we will be able to obtain such financing nor that such financing will be available to us on acceptable terms.
We depend on key personnel for our current and future performance.
     Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability to us of any member of our senior management team or a key employee could significantly harm us. We cannot assure you that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.
We are subject to impairment losses due to potential declines in valuations.
     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     We assess many factors when determining whether to impair individual theatre assets, including actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a marketplace with our other theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in our assessment of impairment of individual theatre assets. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was seven times for the year ended December 31, 2005. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value.

     We also test goodwill and other intangible assets for impairment at least annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142.
     We recorded asset impairment charges, including goodwill impairment charges, of $5.0 million, $1.7 million and $9.7 million for 2003, 2004 and 2005, respectively. We cannot assure you that additional impairment charges will not be required in the future, and such charges may have an adverse effect on our financial condition and results of operations.
We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations.
     We have significant long-term debt service obligations and long-term lease obligations. As of December 31, 2005, we had $1,044.3 million in long-term debt and $1,537.4 million in long-term lease obligations. Our substantial lease and debt obligations pose risk to you by:
•	making it more difficult for us to satisfy our obligations;

•	requiring us to dedicate a substantial portion of our cash flow to payments on our lease and debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other corporate requirements;

•	impeding us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our variable rate debt, including our borrowings under the amended senior secured credit facility; and

•	making us more vulnerable to a downturn in our business and competitive pressures and limiting our flexibility to plan for, or react to, changes in our business.
     Subject to the restrictions contained in our indebtedness agreements, we expect to incur additional indebtedness from time to time to finance acquisitions, capital expenditures, working capital requirements and other general business purposes. In addition, we may need to refinance all or a portion of our indebtedness, including our amended senior secured credit facility, our senior subordinated notes or our senior discount notes, on or before maturity. However, we may not be able to refinance all or any of our indebtedness on commercially reasonable terms or at all.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
North America
     As of December 31, 2005, in North America, we operated 165 theatres, with 1,895 screens, pursuant to leases and own the land and building for 35 theatres, with 522 screens. During 2005, we opened 11 new theatres with 128 screens. Our North America leases are generally entered into on a long term basis with terms generally ranging from 15 to 25 years. The exercise of available renewal options can generally extend these leases by another 5 to 20 years. As of December 31, 2005, approximately 10% of our North American theatre leases, covering 16 theatres and 127 screens, have remaining terms, including optional renewal periods, of less than five years. Approximately 13% of our North American theatre leases, covering 21 theatres and 171 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 77% of our North American theatre leases, covering 128 theatres and 1,597 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas as our corporate office.
International
     As of December 31, 2005, internationally, we operated 108 theatres, with 912 screens, all of which are leased pursuant to ground or building leases. During 2005, we opened seven new theatres with 44 screens. Our international leases are generally entered into on a long term basis with terms generally ranging from 10 to 20 years. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases include renewal options for various periods at stipulated rates. One international theatre with 8 screens has a remaining term, including optional renewal periods, of less than five years. Approximately 29% of our international theatre leases, covering 31 theatres and 263 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 70% of our international theatre leases, covering 76 theatres and 641 screens have remaining terms, including optional renewal periods, of more than 15 years.
     See Note 18 to the consolidated financial statements for information regarding our lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.
Item 3. Legal Proceedings
     DOJ Litigation - In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against us alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to our wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to us was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at our theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that our theatres did not comply with the ADA, any remedial action should be prospective only. We and the United States have resolved this lawsuit. A Consent Order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 17, 2004. This Consent Order fully and finally resolves the United States v. Cinemark USA, Inc. lawsuit, and all claims asserted against us in that lawsuit have been dismissed with prejudice. Under the Consent Order, we will make modifications to wheelchair seating locations in fourteen stadium-style movie theatres within the Sixth Circuit and elsewhere, and spacing and companion seating modifications at 67 auditoriums at other stadium-styled movie theatres. These modifications must be completed during the five-year period commencing on the date the Consent Order was executed. Upon completion of these modifications, such theatres will comply with all existing and pending ADA wheelchair seating requirements, and no further modifications will be necessary to remaining stadium-style movie theatres in the United States to comply with the wheelchair seating requirements of the ADA. Under the Consent Order, the DOJ approved the seating plans for nine stadium-styled movie theatres under construction. We and the DOJ have also created a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the Consent Order will comply with the wheelchair seating requirements of the ADA. We believe that our obligations under the Consent Order are not material in the aggregate to our financial position, results of operations and cash flows.
     Mission, Texas Litigation - In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas, seeking remedial action for certain alleged violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. During the first quarter of 2005, the plaintiff dismissed any claims under the Deceptive Trade Practices Act. A jury in a similar case in Austin, Texas found that we did not violate the Human Resources Code, the Texas Architectural Business Act or the Texas Accessibility Standards. The judge in that case dismissed the claim under the Deceptive Trade Practices Act. We filed an answer denying the allegations and vigorously defended this suit. In November 2005, the plaintiff dismissed the case with prejudice.
     From time to time, we are involved in other various legal proceedings arising from the ordinary course of our business operations, such as personal injury claims, employment matters and contractual disputes, most of which are covered by insurance. We believe our potential liability, with respect to proceedings currently pending, is not material, individually or in the aggregate, to our financial position, results of operations and cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     There have not been any matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     On July 5, 2005, we entered into a securities purchase agreement with a certain accredited investor for the issuance of 221,400 shares of our Class A common stock, par value $0.001 per share. The purchase price was $22.58 per share resulting in gross proceeds to us of $5,000,000. The transaction closed effective July 5, 2005. These securities were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in the transaction.
     There is no established public trading market for our common stock. As of December 31, 2005 there were 15 holders of record of our common stock. We have not paid dividends on our common stock and do not expect to pay dividends on our common stock in the foreseeable future. Our senior discount notes and Cinemark USA, Inc.’s senior subordinated notes indenture contain restrictions that limit the amount of dividends we are able to pay on our common stock and our amended senior secured credit facility generally prohibits us from paying dividends on our common stock.

Item 6. Selected Financial Data
     The following tables set forth our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2005. You should read the selected consolidated financial and operating data set forth below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation and with our Consolidated Financial Statements and related notes and schedules thereto, appearing elsewhere in this report.
SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Year Ended December 31,
	2001	2002		2003		2004		2005
		(In thousands, except theatres and screen data)
Statement of Operations Data (Consolidated)(1):
Revenues	$853,658	$935,854		$950,872		$1,024,242		$1,020,597

Theatre operating costs	531,967	570,948		582,574		618,627		625,496
Facility lease expense	114,737	115,588		119,517		126,643		136,593
General and administrative expenses	42,597	47,952		44,286		51,672		50,884
Stock option compensation and change of control expenses related to the Recapitalization	—	—		—		31,995		—
Depreciation and amortization	73,079	66,583		65,085		67,051		76,461
Impairment of long-lived assets	20,723	3,869		5,049		1,667		9,672
(Gain) loss on sale of assets and other	12,408	470		(1,202)		4,851		2,625

Total costs and expenses	795,511	805,410		815,309		902,506		901,731

Operating income	58,147	130,444		135,563		121,736		118,866
Interest expense(2)	70,931	57,793		54,163		72,943		86,867
Income (loss) from continuing operations before cumulative effect of an accounting change	(3,462)	40,407		47,389		23,041		22,387
Income (loss) from discontinued operations, net of taxes	(559)	(1,542)		(2,740)		3,584		—

Cumulative effect of an accounting change(3)	—	(3,390)		—		—		—

Net income (loss)	$(4,021)	$35,475		$44,649		$26,625		$22,387

Other Financial Data (Consolidated):
Ratio of earnings to fixed charges(4)	—	1.75	x	1.80	x	1.36	x	1.29	x
Cash flow provided by (used for):
Operating activities	$87,122	$150,119		$135,522		$123,086		$165,270
Investing activities	(33,799)	(34,750)		(47,151)		(116,947)		(81,617)
Financing activities	(21,513)	(96,140)		(45,738)		(14,443)		(3,750)
Capital expenditures	40,352	38,032		51,002		81,008		75,605

Balance Sheet Data (Consolidated):
Cash and cash equivalents	$50,199	$63,719		$107,322		$100,248		$182,199
Theatre properties and equipment, net	866,406	791,731		775,880		785,595		790,566
Total assets	996,544	916,814		960,736		1,016,757		1,112,288
Total long-term debt, including current portion	780,956	692,587		658,431		1,013,674		1,044,255
Stockholders’ equity (deficiency)	25,337	27,664		79,947		(202,724)		(158,482)

Operating Data:
North America(5)(7)
Theatres operated (at period end)	188	188		189		191		200
Screens operated (at period end)	2,217	2,215		2,244		2,303		2,417
Total attendance(1)	100,022	111,959		112,581		113,646		105,573

	Year Ended December 31,
	2001	2002	2003	2004	2005
		(In thousands, except theatres and screen data)
International(6)
Theatres operated (at period end)	88	92	97	101	108
Screens operated (at period end)	783	816	852	869	912
Total attendance(1)	53,853	60,109	60,553	65,695	60,104
Worldwide(5)(6)(7)
Theatres operated (at period end)	276	280	286	292	308
Screens operated (at period end)	3,000	3,031	3,096	3,172	3,329
Total attendance(1)	153,875	172,068	173,134	179,341	165,677

(1)	Statement of Operations Data and attendance data exclude the results of the two United Kingdom theatres and the eleven Interstate theatres for all periods presented as these theatres were sold during 2004. The results of operations for these theatres are presented as discontinued operations. (See Note 6 to the consolidated financial statements.)

(2)	Includes amortization of debt issue costs and excludes capitalized interest for all periods presented.

(3)	In 2002, a cumulative effect of a change in accounting principle charge of $3.4 million (net of tax benefit) was recorded as a transitional impairment adjustment in connection with the adoption of SFAS No. 142 requiring that goodwill and other intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually.

(4)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before taxes and cumulative effect of an accounting change plus fixed charges excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issue cost and that portion of rental expense which we believe to be representative of the interest factor. For the year ended December 31, 2001, earnings were insufficient to cover fixed charges by $17.9 million.

(5)	The data as of period end 2001, 2002, 2003, 2004 and 2005 excludes certain theatres operated by us in North America pursuant to management agreements that are not part of our consolidated operations.

(6)	The data as of period end 2001, 2002, 2003, 2004 and 2005 excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

(7)	Figures for 2003 exclude theatres, screens and attendance for eight theatres and 46 screens acquired on December 31, 2003, as the results of operations for these theatres are not included in our 2003 consolidated results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and schedules included elsewhere in this report.
Revenues and Expenses
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. We expect our recent investment in National CineMedia to assist us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Film releases during 2005 included highly anticipated films such as Star Wars: Episode III – Revenge of the Sith, War of the Worlds, Madagascar, King Kong, Harry Potter and the Goblet of Fire, and The Chronicles of Narnia: The Lion, the Witch and the Wardrobe. Film releases scheduled for 2006 include high profile films such as Pirates of the Carribean: Dead Man’s Chest, Superman Returns, X Men 3, Mission Impossible III, Ice Age 2: The Meltdown and Cars.
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
Critical Accounting Policies
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported consolidated financial results, include the following:

Revenue and Expense Recognition
     Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown in the theatres. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of the agreements with the advertisers.
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

Impairment of Long-Lived Assets
     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:
•	actual theatre level cash flows;

•	future years budgeted theatre level cash flows;

•	theatre property and equipment carrying values;

•	theatre goodwill carrying values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	the sharing of a marketplace with our other theatres;

•	changes in foreign currency exchange rates;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.
     Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was seven times for the year ended December 31, 2005. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value.
Goodwill
     Our recorded goodwill was $42.1 million at December 31, 2005. We evaluate goodwill for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill may not be fully recoverable. We evaluate goodwill for impairment on an individual theatre basis, which is the lowest level of identifiable cash flows and the level at which goodwill is recorded. The evaluation is a two-step approach requiring us to compute the fair value of a theatre and compare it with its carrying value. If the carrying value exceeds fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was seven times for the year ended December 31, 2005. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.
Acquisitions
     We account for acquisitions under the purchase method of accounting. The purchase method requires that we estimate the fair value of the assets and liabilities acquired and allocate consideration paid accordingly. For significant acquisitions, we obtain independent third party valuation studies for certain of the assets and liabilities acquired to assist us in determining their fair value. The estimation of the fair values of the assets and liabilities acquired involves a number of estimates and assumptions that could differ materially from the actual amounts. We completed acquisitions in 2004 as discussed in Note 4 to our consolidated financial statements.

Income Taxes
     We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not those assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with SFAS No. 5, “Accounting for Contingencies”. To the extent contingencies are probable and estimable, an accrual is recorded within current liabilities in the consolidated balance sheet. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

Results of Operation
     Set forth below is a summary of consolidated operating revenues and expenses, certain income statement items expressed as a percentage of revenues, average screen count and revenues per average screen for the three most recent years ended December 31, 2003, 2004 and 2005.

	Year Ended December 31,
	2003	2004	2005
Operating Data (in millions)(1):
Revenues:
Admissions	$597.5	$647.0	$641.2
Concession	300.6	321.6	320.1
Other	52.8	55.6	59.3

Total revenues	$950.9	$1,024.2	$1,020.6

Cost of operations(3):
Film rentals and advertising	$324.9	$348.8	$347.7
Concession supplies	49.7	53.8	52.5
Salaries and wages	97.2	103.1	101.5
Facility lease expense	119.5	126.6	136.6
Utilities and other	110.8	113.0	123.8

Total cost of operations	$702.1	$745.3	$762.1

Operating data as a percentage of total revenues (1):
Revenues:
Admissions	62.8%	63.2%	62.8%
Concession	31.6	31.4	31.4
Other	5.6	5.4	5.8

Total revenues	100.0%	100.0%	100.0%

Cost of operations(2)(3):
Film rentals and advertising	54.4%	53.9%	54.2%
Concession supplies	16.5	16.7	16.4
Salaries and wages	10.2	10.1	9.9
Facility lease expense	12.6	12.4	13.4
Utilities and other	11.7	11.0	12.1

Total cost of operations	73.8%	72.8%	74.7%

Average screen count (month end average)	3,027	3,135	3,239

Revenues per average screen	$314,178	$326,664	$315,104

(1)	Certain reclassifications have been made to the 2003 and 2004 consolidated financial statements to conform to the 2005 presentation. Results exclude the results of our two United Kingdom theatres and our eleven Interstate theatres sold during 2004. The results of operations for these theatres are included as discontinued operations for all periods presented.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

(3)	Excludes depreciation and amortization.

Comparison of Years Ended December 31, 2005 and December 31, 2004
     Revenues. Total revenues for 2005 decreased to $1,020.6 million from $1,024.2 million for 2004, representing a 0.4% decrease. The table below summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	Year Ended December 31,
	2005	2004	% Change
Admissions revenues (in millions)	$641.2	$647.0	(0.9%)
Concession revenues (in millions)	$320.1	$321.6	(0.5%)
Total revenues (in millions)	$1,020.6	$1,024.2	(0.4%)

Attendance (in millions)	165.7	179.3	(7.6%)
Average ticket price	$3.87	$3.61	7.2%
Concession revenues per patron	$1.93	$1.79	7.8%
Revenues per screen	$315,104	$326,664	(3.6%)
      The decline in admissions revenues was due to the 7.6% decline in attendance partially offset by the 7.2% increase in average ticket prices. The decline in concession revenues was also attributable to the decline in attendance partially offset by the 7.8% increase in concession revenues per patron. The decline in attendance for 2005 was primarily due to the decline in the quality of films released during 2005 compared to 2004. The increases in average ticket prices and concession revenues per patron were primarily due to price increases and also due to favorable exchange rates in certain countries in which we operate.
     Cost of Operations. Cost of operations was $762.1 million, or 74.7% of revenues, for 2005 compared to $745.3 million, or 72.8% of revenues, for 2004. The increase, as a percentage of revenues, was primarily due to the decrease in revenues and the fixed nature of some of our theatre operating costs, such as components of facility lease expense and utilities and other costs.
     Film rentals and advertising costs were $347.7 million, or 54.2% of admissions revenues, for 2005 compared to $348.8 million, or 53.9% of admissions revenues, for 2004. The increase in film rentals and advertising costs as a percentage of admissions revenues was primarily related to the high film rental costs associated with certain blockbuster films released during 2005. Concession supplies expense was $52.5 million, or 16.4% of concession revenues, for 2005 compared to $53.8 million, or 16.7% of concession revenues, for 2004. The decrease in concession supplies expense as a percentage of concession revenues was primarily due to concession price increases and an increase in concession rebates received from certain vendors.
     Salaries and wages decreased to $101.5 million for 2005 from $103.1 million for 2004 primarily due to strategic reductions in certain variable salaries and wages related to the decrease in attendance. Facility lease expense increased to $136.6 million for 2005 from $126.6 million for 2004 primarily due to new theatre openings. Utilities and other costs increased to $123.8 million for 2005 from $113.0 million for 2004 primarily due to higher utility costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses decreased to $50.9 million for 2005 from $51.7 million for 2004. The decrease was primarily due to a reduction in incentive compensation expense.
     Stock Option Compensation and Change of Control Expenses related to the Recapitalization. Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during 2004 as a result of the Recapitalization. See Note 3 to the consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense was $76.5 million for 2005 compared to $67.1 million for 2004. The increase was primarily due to new theatre openings during the latter part of 2004 and 2005 and amortization of intangible assets recorded as a result of the final purchase price allocations for the Brazil and Mexico acquisitions (see Note 4 to the consolidated financial statements).

     Impairment of Long-Lived Assets. We recorded asset impairment charges on long-lived assets held and used of $9.7 million during 2005 and $1.7 million during 2004, as follows:

	Years Ended December 31,
	2005	2004
U.S.	$7.5	$1.7
Chile	0.9	—
Brazil	0.6	—
Central America	0.7	—

Total	$9.7	$1.7

     The 2005 impairment losses included $6.8 million for the write-down of three U.S. theatres for which attendance was negatively impacted by competing theatres.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $2.6 million during 2005 and $4.9 million during 2004. The loss recorded during 2005 was primarily due to property damages sustained at our theatres due to the recent hurricanes along the Gulf of Mexico coast and the write-off of theatre equipment that was replaced. The loss recorded during 2004 consisted of a loss on sale of a land parcel, the write-off of a license agreement that was terminated, the write-off of theatre equipment that was replaced, and the write-off of theatre equipment and goodwill associated with theatres that closed during the year.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $86.9 million for 2005 compared to $72.9 million for 2004. The increase in interest expense is due to the issuance of the 9 3/4% senior discount notes on March 31, 2004, the amortization of the related debt issue costs and an increase in average interest rates on our variable rate debt. See Note 3 to the consolidated financial statements.
     Loss on Early Retirement of Debt. During the 2004 period, we recorded a loss on early retirement of debt of $6.0 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization (see Note 3 to the consolidated financial statements).
     Income Taxes. Income tax expense of $14.2 million was recorded for 2005 compared to $17.3 million recorded for 2004. The effective tax rate was 38.8% for 2005 versus 42.9% for 2004. See Note 17 to the consolidated financial statements.
     Income from Discontinued Operations, Net of Taxes. We recorded income from discontinued operations, net of taxes, of $3.6 million during 2004. The income for 2004 includes the results of operations of our two United Kingdom theatres that were sold on April 30, 2004, the loss on sale of the two United Kingdom theatres, the results of operations of the eleven Interstate theatres that were sold on December 23, 2004 and the gain on sale of the Interstate theatres. See Note 6 to the consolidated financial statements.
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
     General and Administrative Expenses. General and administrative expenses increased to $51.7 million for 2004 from $44.3 million for 2003. The increase was primarily due to increases in salary and incentive compensation expense of approximately $4.7 million and legal fees of approximately $2.2 million.
     Stock Option Compensation and Change of Control Expenses related to the Recapitalization. Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during 2004 as a result of the Recapitalization. See Note 3 to the consolidated financial statements.
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
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $72.9 million for 2004 compared to $54.2 million for 2003. The increase is due to the issuance of the 9 3/4% senior discount notes on March 31, 2004 and the amortization of the related debt issue costs. See Note 3 to the consolidated financial statements.
     Loss on Early Retirement of Debt. During 2004, we recorded a loss on early retirement of debt of $6.0 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the Recapitalization. During the 2003 period, we recorded a loss on early retirement of debt of $7.5 million, which related to the write-off of unamortized debt issue costs, unamortized bond premiums/discounts and tender offer repurchase costs, including premiums paid, and other fees associated with the retirement of certain debt agreements, including our former 9 5/8% senior subordinated notes, and the refinancing of our then existing credit facility (see Note 11 to the consolidated financial statements).
     Income Taxes. Income tax expense of $17.3 million was recorded for 2004 compared to $25.0 million recorded for 2003. The effective tax rate was 42.9% for 2004 versus 34.6% for 2003. The increase in the effective tax rate was primarily due to adjustments made to the inflation adjusted tax accumulated depreciation in Mexico. See Note 17 to the consolidated financial statements.
     Income (Loss) from Discontinued Operations, Net of Taxes. We recorded income from discontinued operations, net of taxes, of $3.6 million during 2004 and a loss from discontinued operations, net of taxes, of $2.7 million during 2003. The income for 2004 includes the results of operations of our two United Kingdom theatres that were sold on April 30, 2004, the loss on sale of the United Kingdom theatres, the results of operations of the eleven Interstate theatres that were sold on December 23, 2004 and the gain on sale of the Interstate theatres, all of which are presented net of taxes. The loss recorded for 2003 primarily includes the results of operations of our United Kingdom theatres, including an asset impairment charge of $2.5 million. See Note 6 to the consolidated financial statements.
Liquidity and Capital Resources
Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession products. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four business days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash flow provided by operating activities, as reflected in the consolidated statements of cash flows, amounted to $135.5 million, $123.1 million and $165.3 million in 2003, 2004 and 2005, respectively. The increase in cash flows provided by operating activities from 2004 to 2005 is primarily due to the increased accounts payable and accrued liabilities and income tax liabilities at December 31, 2005 compared to December 31, 2004.
Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash flow used for investing activities, as reflected in the consolidated statements of cash flows, amounted to $47.2 million, $116.9 million and $81.6 million in 2003, 2004 and 2005, respectively. The decrease in cash used for investing activities from 2004 to 2005 is primarily due to the funding of the Brazil acquisition ($45.0 million) and the Mexico acquisition ($5.4 million) that occurred during the year ended December 31, 2004 and a slight decrease in capital expenditures, partially offset by our investment in National CineMedia LLC during the year ended December 31, 2005 ($7.3 million).
     As a result of the Recapitalization in 2004, our Brazilian partners exercised their option to cause us to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. We purchased the partners’ shares of Cinemark Brasil S.A. for approximately $45.0 million with available cash on August 18, 2004. See Note 4 to the consolidated financial statements for further discussion of this acquisition.
     On September 15, 2004, we purchased shares of common stock of Cinemark Mexico USA, Inc. from our Mexican partners, increasing our ownership interest in this subsidiary from 95.0% to 99.4%. The purchase price was approximately $5.4 million and was funded with available cash and borrowings on our revolving credit line. See Note 4 to the consolidated financial statements for further discussion of this acquisition.

     On July 15, 2005, the Company purchased a 20.7% interest in National CineMedia, LLC for approximately $7.3 million. See Note 5 to the consolidated financial statements for further discussion of this investment.
     Capital expenditures for the years ended December 31, 2003, 2004 and 2005 were as follows (in millions):

	New	Existing
Year Ended December 31,	Theatres	Theatres	Total
2003	$33.7	$17.3	$51.0
2004	$61.5	$19.5	$81.0
2005	$50.3	$25.3	$75.6
During 2005, capital expenditures for existing theatres of $25.3 million included approximately $9.7 million of costs associated with installing National CineMedia’s in-theatre digital distribution technology in our theatres. We estimate that our total costs for this digital distribution technology will be approximately $25 million, with the remaining $15.3 million expected to be spent by May 31, 2006.
     We continue to expand our U.S. theatre circuit. We opened 11 new theatres with 128 screens during the year ended December 31, 2005. At December 31, 2005, our total domestic screen count was 2,417 screens (12 of which are in Canada). At December 31, 2005, we had signed commitments to open 12 new theatres with 173 screens in domestic markets during 2006 and one new theatre with 15 screens in domestic markets subsequent to 2006. We estimate the remaining capital expenditures for the development of these 188 screens will be approximately $46 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We opened seven new theatres with 44 screens during the year ended December 31, 2005, bringing our total international screen count to 912 screens. At December 31, 2005, we had signed commitments to open four new theatres with 31 screens in international markets during 2006 and five new theatres with 45 screens in international markets subsequent to 2006. We estimate the remaining capital expenditures for the development of these 76 screens in international markets will be approximately $26 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
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
Financing Activities
     Cash flow used for financing activities amounted to $45.7 million, $14.4 million and $3.8 million in 2003, 2004 and 2005, respectively. The decrease in cash used for financing activities from 2004 to 2005 is primarily due to a decrease in new debt issue costs from 2004 to 2005, offset by a decrease in cash proceeds from new borrowings. The activity during 2004 was primarily related to the Recapitalization and the related refinancing of our long-term debt.

     As of December 31, 2005 our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt[1]	$1,195.7	$6.9	$9.8	$189.2	$989.8
Scheduled interest payments on long-term debt[2]	550.7	48.2	95.0	160.7	246.8
Lease obligations[3]	1,537.4	121.4	252.6	237.9	925.5
Letters of credit	0.1	0.1	—	—	—
Employment agreements[3]	9.3	3.1	6.2	—	—
Purchase commitments [4]	88.4	66.5	20.9	0.4	0.6

Total obligations	$3,381.6	$246.2	$384.5	$588.2	$2,162.7

[1]	Includes the 9 3/4% senior discount notes in the aggregate principal amount at maturity of $575.3 million.

[2]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2005.

[3]	See Note 18 to the consolidated financial statements for additional information about our lease obligations and employment agreements.

[4]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2005.
Recapitalization and Issuance of Senior Discount Notes
     On March 12, 2004, we entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into us, with our Company continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of our common stock for approximately $518.3 million in cash and became our controlling stockholder, owning approximately 83% of our capital stock. Lee Roy Mitchell, our Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of our capital stock with certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in us and our subsidiaries retaining our historical book values. In December 2004, Madison sold approximately 10% of its stock in our Company to outside investors and in July 2005, we issued an additional 0.2 million shares to another outside investor. As of the date of this report, Madison owned approximately 74% of our capital stock, outside investors owned approximately 9%, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately 16% and certain members of management owned the remaining 1%.
     On March 31, 2004, we issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of approximately $360.0 million were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to our holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from our subsidiaries. On September 22, 2005, we repurchased approximately $1.8 million aggregate principal amount at maturity of the 9 3/4% senior discount notes as part of an open market purchase for approximately $1.3 million, including accreted interest. As of December 31, 2005, the accreted principal balance of the notes was approximately $424.0 million and the aggregate principal amount at maturity will be approximately $575.3 million. Upon a change of control, we would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. Our subsidiaries have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of ours that are effectively subordinated to our indebtedness and other liabilities of our subsidiaries.
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
     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing its 9% senior subordinated notes due 2013, Cinemark USA, Inc. made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17.8 million in aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Cinemark USA, Inc. paid the change of control price with available cash on June 1, 2004.
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
     As of December 31, 2005, Cinemark USA, Inc. had outstanding approximately $342.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. Cinemark USA, Inc. may redeem all or part of the existing 9% notes on or after February 1, 2008.
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
     The indenture governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. Upon a change of control, Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indenture governing the senior subordinated notes allows Cinemark USA, Inc. to incur additional indebtedness if Cinemark USA, Inc. satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.
     Senior Secured Credit Facility
     On April 2, 2004, Cinemark USA, Inc. amended its then existing senior secured credit facility in connection with the Recapitalization. The amended senior secured credit facility provides for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line. The net proceeds from the amended senior secured credit facility were used to repay the term loan under its then existing senior secured credit facility of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of its then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.
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
     At December 31, 2005, there was approximately $255.5 million outstanding under the amended term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99.9 million was available for borrowing under the amended revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the amended senior secured credit facility at December 31, 2005 was 6.5% per annum.
     Cinemark Chile Note Payable
     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. was required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended agreement requires 24 equal quarterly installments of principal plus accrued and unpaid interest, which commenced December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At December 31, 2005, approximately US$6.6 million was outstanding under this agreement.
As of December 31, 2005, we were in full compliance with all agreements governing our outstanding debt.

Ratings
     We are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies’ assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of January 31, 2006.

Category	Moody’s	Standard and Poor’s
Cinemark, Inc. 9 3/4% Senior Discount Notes	Caa1	B-
Cinemark USA, Inc. Senior Secured Credit Facility	Ba3	BB-
Cinemark USA, Inc. 9% Senior Subordinated Notes	B3	B-
New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-monetary Assets-Amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), “ Share-Based Payment”, which supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We are required to apply SFAS No. 123(R) to all awards granted, modified or settled in its first annual reporting period after December 15, 2005. We will be required to use the “modified prospective method’’, under which we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date. We performed a preliminary analysis of the impact of SFAS 123(R). We had 1,538,062 unvested options outstanding on January 1, 2006 and the pre-tax compensation expense related to these options is estimated to be approximately $2.9 million for the year ended December 31, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.
Interest Rate Risk
     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. At December 31, 2005, we and our subsidiaries are parties to variable rate debt facilities with an aggregate principal amount outstanding of approximately $266.9 million. Based on interest rates in effect on our variable rate debt outstanding at December 31, 2005, a 10% increase in these rates would not increase our annual interest expense by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of December 31, 2005 and 2004:

	Expected Maturity as of December 31, 2005
	(in millions)								Average
	December 31,							Fair	Interest
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$928.7	$928.8	$792.8	9.5%
Variable rate	6.8	5.5	4.3	4.1	185.1	61.1	266.9	268.4	6.6%

Total debt	$6.9	$5.5	$4.3	$4.1	$185.1	$989.8	$1,195.7	$1,061.2

	Expected Maturity as of December 31, 2004
	(in millions)								Average
	December 31,							Fair	Interest
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$0.1	$—	$—	—	$932.1	$932.3	$826.4	9.5%
Variable rate	6.4	6.5	5.0	4.0	3.9	246.0	271.8	271.4	4.5%

Total debt	$6.5	$6.6	$5.0	$4.0	$3.9	$1,178.1	$1,204.1	$1,097.8

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of December 31, 2005, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $14.0 million.
     The accumulated other comprehensive loss account in stockholders’ equity of $77.1 million and $60.2 million at December 31, 2004 and December 31, 2005, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile S.A. into U.S. dollars.
     In 2005 and 2004, all foreign countries where the Company has operations, including Argentina, Brazil, Mexico and Chile were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, stockholders’ equity.
     On December 31, 2005, the exchange rate for the Brazilian real was 2.34 reais to the U.S. dollar (the exchange rate was 2.65 reais to the U.S. dollar at December 31, 2004). As a result, the effect of translating the December 31, 2005 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $12.0 million. At December 31, 2005, the total assets of our Brazilian subsidiaries were U.S. $99.8 million.
     On December 31, 2005, the exchange rate for the Mexican peso was 10.71 pesos to the U.S. dollar (the exchange rate was 11.22 pesos to the U.S. dollar at December 31, 2004). The effect of translating the December 31, 2005 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $4.6 million. At December 31, 2005, the total assets of our Mexican subsidiaries were U.S. $88.4 million.
     On December 31, 2005, the exchange rate for the Argentine peso was 3.03 pesos to the U.S. dollar (the exchange rate was 2.97 pesos to the U.S. dollar at December 31, 2004). The effect of translating the December 31, 2005 Argentine financial statements into U.S. dollars was immaterial to the change in the accumulated other comprehensive loss account. At December 31, 2005, the total assets of our Argentine subsidiaries were U.S. $16.5 million.
     On December 31, 2005, the exchange rate for the Chilean peso was 514.21 pesos to the U.S. dollar (the exchange rate was 559.83 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the December 31, 2005 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $1.1 million. At December 31, 2005, the total assets of the Company’s Chilean subsidiaries were U.S. $19.7 million.
     During 2004, we sold our United Kingdom theatres, which resulted in a reduction of stockholders’ equity upon the realization of $1.1 million of cumulative foreign currency translation adjustments previously recorded in the accumulated other comprehensive loss account.

Item 8. Financial Statements and Supplementary Data
      The financial statements and supplementary data are listed on the Index on page F-1. Such financial statements and supplementary data are included herein beginning on page F-3.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.
Changes in Internal Controls
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant

Name	Age	Position
Lee Roy Mitchell	68	Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell	55	Executive Vice President; Assistant Secretary
Alan Stock	45	President; Chief Operating Officer
Robert Copple	47	Senior Vice President; Treasurer; Chief Financial Officer; Assistant Secretary
Tim Warner	61	Senior Vice President; President of Cinemark International, L.L.C.
Robert Carmony	48	Senior Vice President-Operations
Michael Cavalier	39	Senior Vice President-General Counsel; Secretary
Margaret Richards	47	Vice President-Real Estate; Assistant Secretary
John Lundin	56	Vice President-Film Licensing
Walter Hebert, III	60	Vice President-Purchasing
Don Harton	48	Vice President-Construction
Terrell Falk	55	Vice President-Marketing and Communications
Tom Owens	49	Vice President-Development
Benjamin D. Chereskin	47	Director
James N. Perry, Jr	45	Director
Robin P. Selati	39	Director
Vahe A. Dombalagian	32	Director
Enrique F. Senior	62	Director
Peter R. Ezersky	45	Director
     The Company has adopted a code of ethics applicable to its principal executive officer and its principal financial officer.
     The following is a brief description of the business experience of each of our current directors and executive officers.
     Lee Roy Mitchell has served as Chairman of the Board since March 1996 and as Chief Executive Officer and a Director since our inception in 1987. Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell also serves on the Board of Directors of National CineMedia, L.L.C., Texas Capital Bancshares, Inc., Champions for Life and Dallas County Community College. Mr. Mitchell is the husband of Tandy Mitchell.
     Tandy Mitchell has served as Executive Vice President since October 1989 and Assistant Secretary since December 2003. Mrs. Mitchell also served as Vice Chairman of the Board from March 1996 to April 2004. Mrs. Mitchell is the wife of Lee Roy Mitchell and sister of Walter Hebert, III.
     Alan Stock has served as President since March 1993 and as Chief Operating Officer since March 1992. Mr. Stock also served as a Director from April 1992 to April 2004. Mr. Stock serves on the Board of Directors of National CineMedia, L.L.C.
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
     Robert Carmony has served as Senior Vice President-Operations since July 1997.
     Michael Cavalier has served as Senior Vice President-General Counsel since January 2006, as Vice President-General Counsel since July 1999, as Assistant Secretary from December 2002 to December 2003 and as Secretary since December 2003.
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
     Benjamin D. Chereskin has served as a Director since April 2004. Mr. Chereskin is a Managing Director of Madison Dearborn Partners, LLC and co-founded the firm in 1993. Previously, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin currently serves on the Board of Directors of Tuesday Morning Corporation, NWL Holdings, Inc., Family Christian Stores, Inc., Carrols Holdings Corp., BF Bolthouse Holdco, LLC, and National CineMedia L.L.C.
     James N. Perry, Jr. has served as a Director since April 2004. Mr. Perry is a Managing Director of Madison Dearborn Partners, LLC and has been employed by the firm since 1993. Previously, Mr. Perry was with First Chicago Venture Capital for eight years. Mr. Perry currently serves on the Board of Directors of Nextel Partners, Inc., Cbeyond Communications, LLC, Madison River Telephone Company, Intelsat, Ltd., MetroPCS and Band-X.
     Robin P. Selati has served as a Director since April 2004. Mr. Selati is a Managing Director of Madison Dearborn Partners, LLC and has been employed by the firm since 1993. Previously, Mr. Selati was with Alex. Brown & Sons Incorporated, an investment bank. Mr. Selati currently serves on the Board of Directors of Tuesday Morning Corporation, Peter Piper, Inc., NWL Holdings, Inc., Carrols Holdings Corporation, Family Christian Stores, Inc., Ruth’s Chris Steak House, Inc., Beverages & More, Inc., Pierre Foods, Inc., and Wm. Bolthouse Farms, Inc.
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

Previously Mr. Senior was with White, Weld & Company for three years. Mr. Senior currently serves on the Board of Directors of Grupo Televisa S.A. de C.V. and Coca Cola FEMSA S.A. de C.V.
     Peter R. Ezersky has served as a Director since December 2004. Mr. Ezersky is a Managing Principal of Quadrangle Group LLC and co-founded the firm in 2000. Previously, Mr. Ezersky was with Lazard Freres & Co. for ten years and The First Boston Corporation for four years. Mr. Ezersky currently serves on the Board of Directors of MGM Holdings, Dice Holdings and Publishing Group of America.

Item 11. Executive Compensation
     The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer and the four most highly compensated executive officers:

					Long-Term
					Compensation
	Annual Compensation				Awards
					Securities		All Other
		Salary(1)	Bonus		Underlying		Compensation
Name and Principal Position	Year	($)	($)		Options/SAR		($)
Lee Roy Mitchell, Chairman of the	2005	$741,707	$—	(2)	—		$120,119	(5)
Board and Chief Executive	2004	716,625	417,526	(3)	—		2,532,271	(6)
Officer	2003	682,500	652,740	(4)	—		132,020	(7)

Alan Stock, President and Chief	2005	438,929	—	(2)	—		681,299	(8)
Operating Officer	2004	424,086	247,084	(3)	307,499	(14)	4,315,751	(9)
	2003	403,891	98,826	(4)	—		10,500	(10)

Tim Warner, Senior Vice	2005	355,938	—	(2)	—		11,025	(10)
President and President -	2004	343,901	200,366	(3)	307,499	(14)	3,929,017	(11)
Cinemark International, L.L.C.	2003	327,525	80,140	(4)	—		10,500	(10)

Robert Copple, Senior Vice	2005	320,503	—	(2)	—		11,025	(10)
President and Chief Financial	2004	309,665	180,419	(3)	307,499	(14)	3,162,632	(12)
Officer	2003	294,919	72,162	(4)	—		10,500	(10)

Robert Carmony, Senior Vice	2005	308,978	—	(2)	—		11,025	(10)
President -Operations	2004	298,529	173,931	(3)	199,874	(14)	1,814,225	(13)
	2003	284,313	69,567	(4)	—		9,035	(10)

(1)	Amounts shown include cash and non-cash compensation earned and received by executive officers.

(2)	No bonuses were earned in 2005.

(3)	Bonuses were earned in 2004 but were paid in 2005.

(4)	Bonuses were earned in 2003 but were paid in 2004.

(5)	Represents an $11,025 annual matching contribution to executives’ 401(k) savings plan, $10,250 representing the value of the use of a company vehicle for one year and $98,844 of life insurance premiums paid by us for the benefit of Mr. Mitchell.

(6)	Represents a $10,762 annual matching contribution to executives’ 401(k) savings plan, $22,665 representing the value of the use of a company vehicle for one year and $98,844 of life insurance premiums paid by us for the benefit of Mr. Mitchell and a $2,400,000 bonus payment made to Mr. Mitchell under Mr. Mitchell’s new employment agreement upon the Recapitalization.

(7)	Represents a $10,500 annual matching contribution to executives’ 401(k) savings plan, $22,665 representing the value of the use of a company vehicle for one year and $98,855 of life insurance premiums paid by us for the benefit of Mr. Mitchell.

(8)	Represents an $11,025 annual matching contribution to executives’ 401(k) savings plan and a $670,274 payment under Mr. Stock’s profit participation agreement for certain of our theatres.

(9)	Represents a $10,762 annual matching contribution to executives’ 401(k) savings plan, $364,699 payment under Mr. Stock’s profit participation agreement for certain of our theatres, and, upon the Recapitalization, a $1,742,391 payment made to Mr. Stock under a sale bonus agreement, a $1,159,640 change of control compensation payment under Mr. Stock’s prior employment agreement, a $50,000 bonus payment under Mr. Stock’s new employment agreement and $988,259 net consideration paid for options that were acquired as part of the Recapitalization.

(10)	Represents an annual matching contribution to executives’ 401(k) savings plan.

(11)	Represents a $10,762 annual matching contribution to executives’ 401(k) savings plan, and, upon the Recapitalization, a $1,939,614 payment made to Mr. Warner under a sale bonus agreement, a $940,382 change of control compensation payment under Mr. Warner’s prior employment agreement, a $50,000 bonus payment under Mr. Warner’s new employment agreement and $988,259 net consideration paid for options that were acquired as part of the Recapitalization.

(12)	Represents a $10,762 annual matching contribution to executives’ 401(k) savings plan, and, upon the Recapitalization a $1,733,757 payment made to Mr. Copple under a sale bonus agreement, a $846,763 change of control compensation payment under Mr. Copple’s prior employment agreement, a $50,000 bonus payment under Mr. Copple’s new employment agreement and $521,350 net consideration paid for options that were acquired as part of the Recapitalization.

(13)	Represents a $9,652 annual matching contribution to executives’ 401(k) savings plan and, upon the Recapitalization an $816,314 change of control compensation payment under Mr. Carmony’s prior employment agreement and $988,259 net consideration paid for options that were acquired as part of the Recapitalization.

(14)	On September 30, 2004, the Company granted each of Mr. Stock, Mr. Warner, and Mr. Copple options to purchase an aggregate of 307,499 shares of its Class A common stock, and granted Mr. Carmony options to purchase an aggregate of 199,874 shares of its Class A common stock, under its Long Term Incentive Plan at an exercise price of $22.58 per share. On the date of grant, the Company’s Class A common stock had a market value of $22.58 per share. For Messrs. Stock, Warner and Copple, options to purchase 30,497 shares vested immediately and for Mr. Carmony, options to purchase 19,823 shares vested immediately. The remaining options vest daily over the period ending April 1, 2009.
Options/ Stock Appreciation Right Grants in Last Fiscal Year
     There were no stock appreciation rights or stock options granted to the named executive officers during the year ended December 31, 2005.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table
     None of our named executive officers exercised options during the most recent fiscal year ended December 31, 2005.

Director Compensation
     Our directors are elected each year by our shareholders to serve for a one year term and until their successors are elected and qualified. Directors are reimbursed for expenses actually incurred for each Board meeting which they attend. In addition, independent directors may receive a fee for each meeting of the Board of Directors attended by such person. Our executive officers are elected by the Board of Directors to serve at the discretion of the Board.
Committees of the Board of Directors
     Our Board of Directors has established an audit committee and a compensation committee. Mr. Dombalagian is serving as the chairman and sole member of the audit committee, and Mr. Chereskin is serving as the chairman of the compensation committee. The audit committee recommends the annual appointment of auditors. The audit committee reviews the scope of audit and non-audit services and related fees, accounting principles we use in financial reporting, and the adequacy of our internal control procedures. The compensation committee reviews and approves the compensation and benefits for our executive officers, authorizes and ratifies stock option grants and other incentive arrangements, and authorizes employment and related agreements. The Board of Directors may contemplate establishing other committees.
Employment Agreements
     On March 12, 2004, we entered into new employment agreements with certain executives which became effective upon the consummation of the Recapitalization on April 2, 2004. In addition, in connection with the Recapitalization, we paid a one-time special bonus in the amount of $2.4 million to Lee Roy Mitchell and in the amount of $50,000 to each of Alan Stock, Tim Warner and Robert Copple. Set forth below is a summary of our employment agreements.
     Lee Roy Mitchell
     We entered into an employment agreement with Lee Roy Mitchell pursuant to which Mr. Mitchell serves as our Chief Executive Officer. The employment agreement became effective upon the consummation of the Recapitalization. The initial term of the employment agreement is three years, subject to an automatic extension for a one-year period, unless the employment agreement is terminated. Mr. Mitchell received a base salary of $741,707 during 2005, which is subject to annual review for increase (but not decrease) each year by our Board of Directors or committee or delegate thereof. In addition, Mr. Mitchell is eligible to receive an annual cash incentive bonus upon our meeting certain performance targets established by our board or the compensation committee for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5 million, disability benefits of not less than 66% of base salary, a luxury automobile and a membership at a country club. The employment agreement provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. If Mr. Mitchell resigns for good reason or is terminated by us without cause (as defined in the agreement), Mr. Mitchell will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted; his annual base salary as in effect at the time of termination for a period of twelve months following such termination; and an amount equal to the most recent annual bonus he received prior to the date of termination. Mr. Mitchell’s equity-based or performance-based awards will become fully vested and exercisable upon such termination or resignation. Mr. Mitchell may choose to continue to participate in our benefit plans and insurance programs on the same terms as other actively employed senior executives for a one-year period. Furthermore, so long as Mr. Mitchell remains Chief Executive Officer, he will possess approval rights over certain significant transactions that may be pursued by us.
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
Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier
     We entered into executive employment agreements with each of Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier pursuant to which Mrs. Mitchell and Messrs. Stock, Copple, Warner, Carmony, Lundin and Cavalier serve, respectively, as our Executive Vice President, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Senior Vice President, Senior Vice President of Operations, Vice President of Film Licensing and Senior Vice President- General Counsel. The employment agreements became effective upon the consummation of the Recapitalization. The initial term of each employment agreement is three years, subject to automatic extensions for a one-year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each year by our Board of Directors or committee or delegate thereof. In addition, each of these executives is eligible to receive an annual cash incentive bonus upon our meeting certain performance targets established by our Board of Directors or the compensation committee for the fiscal year.
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
     The employment agreement with each executive provides for severance payments on substantially the same terms as the employment agreement for Mr. Mitchell in that the executive will receive his or her annual base salary in effect at the time of termination for a period commencing on the date of termination and ending on the second anniversary of the effective date (rather than for twelve months); and an amount equal to the most recent annual bonus he or she received prior to the date of termination pro rated for the number of days between such termination and the second anniversary of the effective date (rather than a single annual bonus).
     Each executive will also be entitled to office space and support services for a period of not more than three months following the date of any termination except for termination for cause. The employment agreements contain various covenants, including covenants related to confidentiality, non-competition and non-solicitation.
Non-Competition, Non-Solicitation and Non-Disclosure Agreement
     Each of Lee Roy Mitchell, Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin, Michael Cavalier and certain trusts, in his, her or its capacity as a seller of our common stock, have entered into non-competition, non-solicitation and non-disclosure agreements with us. These agreements became effective upon the consummation of the Recapitalization. Pursuant to the agreements, each executive agreed not to compete with our Company for a period of two years, and each executive agreed not to solicit its customers or hire its employees, or disparage our Company, for a period of three years. The obligation not to compete will terminate prior to the two year period if we effect a sale of our Company (as defined in the agreements). In addition, each executive agreed not to disclose confidential information for a period of three years.

401(k) Plan
     We sponsor a defined contribution savings plan, or 401(k) Plan, whereby certain employees may elect to contribute, in whole percentages between 1% and 50% of such employee’s compensation, provided no employee’s elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code of 1986, as amended ($14,000 in 2005). We may make an annual discretionary matching contribution. For plan years prior to 2002, our discretionary matching contribution is subject to vesting and forfeiture. For these plan years, our discretionary matching contributions vest to individual accounts at the rate of 20% per year beginning two years from the date of employment, and employees are fully vested in the discretionary matching contributions after six years of employment. For plan years beginning in 2002, our discretionary matching contributions immediately vest.
Stock Option Plan
     Upon consummation of the Recapitalization on April 2, 2004, all our stock options outstanding prior to the Recapitalization immediately vested and the majority were repurchased, resulting in compensation expense of $16.2 million recorded by us. See Note 3 to the consolidated financial statements for further discussion of the Recapitalization.
     On September 30, 2004, our Board of Directors and the majority of our stockholders approved the 2004 Long Term Incentive Plan (the “Plan”) under which 3,074,991 shares of Class A common stock are available for issuance to selected employees, directors and consultants of ours. The Plan provides for restricted share grants, incentive option grants and nonqualified option grants. On September 30, 2004, we granted options to purchase 2,361,590 shares of our Class A common stock under the Plan at an exercise price of $22.58 per option. The exercise price was equal to the fair market value of our Class A common stock on the date of grant. Options to purchase 234,219 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009. On January 28, 2005, we granted 4,075 options under the Plan at an exercise price of $22.58 per option. The exercise price was equal to the fair market value of our Class A common stock on the date of grant. The options granted during January 2005 vest daily over five years. All options granted under the Plan expire ten years from the grant date. There were options to purchase 2,365,665 shares of our Class A common stock outstanding under the Plan as of December 31, 2005.
     A participant’s options under the Plan are forfeited if the participant’s service to us or any of our subsidiaries is terminated for cause. At any time before the Class A common stock becomes listed or admitted to unlisted trading privileges on a national securities exchange or designated as a national market system security on an interdealer quotation system by the National Association of Securities Dealers or if sale or bid and other offer quotations are reported for that class of common stock on the NASDAQ National Market, we, or a designee, shall have the right to purchase any shares of Class A common stock acquired on exercise of an option, any restricted shares issued under the Plan and any exercisable options granted under the Plan. The purchase price in such event shall be determined as provided in the Plan.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

	Equity	Equity
	compensation	compensation
	plans approved	plans not
	by security	approved by
	holders	security holders	Total

(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	2,365,665	—	2,365,665

(b) Weighted-average exercise price of outstanding options, warrants and rights	$22.58	—	$22.58

(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	709,326	—	709,326

Beneficial Ownership
     The following table presents information regarding beneficial ownership of our common stock as of February 28, 2006 by:
•	each person known by us to beneficially hold five percent or more of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.
     Beneficial ownership has been determined in accordance with the applicable rules and regulations, promulgated under the Securities Exchange Act of 1934, as amended. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2006 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 27,896,316 shares of Class A common stock issued and outstanding as of February 28, 2006. As of February 28, 2006, there were 15 holders of record of our Class A common stock.

	Number of
	Shares
	Beneficially	Percent of
Names of Beneficial Owner (1)	Owned	Class
Directors and Executive Officers
Madison Dearborn Capital Partners IV, L.P. (1)	20,676,263	74.12%
Mitchell Special Trust (2)	2,169,713	7.78%
Lee Roy Mitchell(3)	4,427,986	15.87%
Quadrangle Capital Partners LP (4)	2,213,993	7.94%
Alan W. Stock(5)	211,074	*
Tim Warner (5)	210,440	*
Robert Copple(5)	201,820	*
Robert Carmony(6)	82,906	*
Benjamin D. Chereskin (7)	20,676,263	74.12%
James N. Perry, Jr. (7)	20,676,263	74.12%
Robin P. Selati (7)	20,676,263	74.12%
Vahe A. Dombalagian	—	*
Enrique Senior (8)	—	*
Peter Ezersky (9)	2,213,993	7.94%

All directors and executive officers as a group (19 persons)(10)	28,304,831	99.02%

*	Represents less than 1%

(1)	The address of Madison Dearborn Capital Partners IV, L.P. is Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

(2)	The address of the Mitchell Special Trust is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.
(3) Includes 2,169,713 shares owned by the Mitchell Special Trust. Mr. Mitchell is the co-trustee of the Mitchell Special Trust. Mr. Mitchell disclaims beneficial ownership of all shares held by the Mitchell Special Trust. Mr. Mitchell’s address is c/o Cinemark, Inc., 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.

(4) Includes 80,986 shares owned by Quadrangle Select Partners L.P., 567,067 shares owned by Quadrangle Capital Partners A LP and 163,025 shares owned by Quadrangle (Cinemark) Capital Partners LP. Quadrangle GP Investors LLC is the general partner of Quadrangle GP Investors LP. Quadrangle GP Investors LP is the general partner of Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP and Quadrangle (Cinemark) Capital Partners LP. Quadrangle Capital Partners LP disclaims beneficial ownership of all shares held by Quadrangle Select Partners LP and Quadrangle Capital Partners A LP. The address of Quadrangle Capital Partners LP is c/o Quadrangle Group LLC, 375 Park Avenue, New York, New York 10152.
(5) Includes 127,548 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2006.
(6) Includes 82,906 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2006.
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
(8) The address of Mr. Senior is 711 Fifth Avenue, New York, New York, 10022.
(9) Mr. Ezersky is a Managing Member of Quadrangle GP Investors LLC, which is the general partner of Quadrangle GP Investors LP. Quadrangle GP Investors LP is the general partner of Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP and Quadrangle (Cinemark) Capital Partners LP, and he may therefore be deemed to share beneficial ownership of the 1,402,915 shares owned by Quadrangle Capital Partners LP, the 80,986 shares owned by Quadrangle Select Partners LP, the 567,067 shares owned by Quadrangle Capital Partners A LP and the 163,025 shares owned by Quadrangle (Cinemark) Capital Partners LP. Mr. Ezersky expressly disclaims beneficial ownership of the shares owned by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP and Quadrangle (Cinemark) Capital Partners LP. The address of Mr. Ezersky is c/o Quadrangle Group LLC, 14th Floor, 375 Park Avenue, New York, New York 10152.
(10) Includes 687,479 shares of Class A common stock issuable upon the exercise of options that may be exercised within 60 days of February 28, 2006.

Item 13. Certain Relationships and Related Transactions
Certain Agreements
     We lease one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $0.12 million plus certain taxes, maintenance expenses and insurance. We recorded $0.15 million of facility lease expense payable to Plitt Plaza joint venture during the year ended December 31, 2005.
     We manage one theatre for Laredo Theatre, Ltd. (“Laredo”). We are the sole general partner and own 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to us at a rate of 5% of annual theatre revenues up to $50 million and 3% of annual theatre revenues in excess of $50 million. We recorded $0.2 million of management fee revenues and received $0.7 million in dividends from Laredo during the year ended December 31, 2005. All such amounts are included in our consolidated financial statements with the intercompany amounts eliminated in consolidation.
Profit Participation
     We entered into an amended and restated profit participation agreement on March 12, 2004 with our President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once we have recovered our capital investment in these theatres plus our borrowing costs. During 2005, we recorded $0.6 million in profit participation expense payable to Mr. Stock, which is included in general and administrative expense in our consolidated statements of income. We paid $0.7 million to Mr. Stock during 2005 for amounts earned during 2004 and 2005. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.
Indemnification of Directors
     We have adopted provisions in our Articles of Incorporation and Bylaws which provide for indemnification of our officers and directors to the maximum extent permitted under the Texas Business Corporation Act. We have obtained an insurance policy providing for indemnification of our officers and directors and certain other persons against liabilities and expenses incurred by any of them in certain stated proceedings and under certain stated conditions.

Item 14. Principal Accounting Fees and Services
     For the years ended December 31, 2005 and 2004, Deloitte & Touche LLP, our independent auditor, billed the aggregate fees listed in the table below:

	(in millions)
Category	2005	2004
Audit Fees (a)	$0.7	$0.8
Audit-Related Fees (b)	—	0.3
Tax Fees (c)	0.2	0.6
All Other Fees (d)	—	—

Total	$0.9	$1.7

(a)	Fees for audit services billed in 2005 and 2004 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits and comfort letters, consents and other services related to Securities and Exchange Commission (“SEC”) matters, including fees and services related to our bond offerings.

(b)	Fees for audit-related services billed in 2004 consisted of due diligence associated with mergers and acquisitions.

(c)	Fees for tax services billed in 2005 and 2004 consisted of assistance with our federal, state, local and foreign jurisdictions income tax returns. We have additionally sought consultation and advice related to various tax compliance planning projects.

(d)	No material other fees were billed in 2005 or 2004.
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
     Our Audit Committee has considered and concluded that the provision of the non-audit services is compatible with maintaining auditor independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents Filed as Part of this Report
1.	The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.

2.	The financial statement schedules beginning on S-1 are filed as part of this report.

3.	The exhibits listed in the accompanying Index beginning on page E-1 are filed as a part of this report, which exhibits are bound separately.
(b)	Exhibits
See the accompanying Index beginning on page E-1, which exhibits are bound separately.
(c)	Financial Statement Schedules
See the accompanying Index beginning on page F-1.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2006	CINEMARK, INC.

	BY:	/s/ Alan W. Stock Alan W. Stock, President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Chief Executive Officer	March 27, 2006

/s/ Robert Copple Robert Copple	Senior Vice President and Treasurer (Chief Financial and Accounting Officer)	March 27, 2006

/s/ Benjamin D. Chereskin Benjamin D. Chereskin	Director	March 27, 2006

/s/ James N. Perry, Jr. James N. Perry, Jr.	Director	March 27, 2006

/s/ Robin P. Selati Robin P. Selati	Director	March 27, 2006

/s/ Vahe A. Dombalagian Vahe A. Dombalagian	Director	March 27, 2006

/s/ Enrique F. Senior Enrique F. Senior	Director	March 27, 2006

/s/ Peter R. Ezersky Peter R. Ezersky	Director	March 27, 2006
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

CINEMARK, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
(ITEMS 8 AND 15 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Cinemark, Inc. and Subsidiaries
Plano, TX
We have audited the accompanying consolidated balance sheets of Cinemark, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules of certain consolidating information listed in the index on page F-1 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company’s management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic 2005 consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 2005 consolidated financial statements taken as a whole.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 22, 2006

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2004	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,248	$182,199
Inventories	4,237	4,546
Accounts receivable	11,303	15,405
Income tax receivable	7,037	—
Prepaid expenses and other	3,889	4,538

Total current assets	126,714	206,688

THEATRE PROPERTIES AND EQUIPMENT
Land	60,700	62,470
Buildings	337,559	348,038
Theatre furniture and equipment	509,737	559,994
Leasehold interests and improvements	385,043	413,759
Theatres under construction	14,049	14,537

Total	1,307,088	1,398,798
Less accumulated depreciation and amortization	521,493	608,232

Theatre properties and equipment, net	785,595	790,566

OTHER ASSETS
Goodwill	45,006	42,107
Intangible assets - net	6,084	9,958
Investments in and advances to affiliates	1,219	8,593
Deferred charges and other assets - net	52,139	54,376

Total other assets	104,448	115,034

TOTAL ASSETS	$1,016,757	$1,112,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Current portion of long-term debt	$6,539	$6,871
Accounts payable	34,257	47,234
Income tax payable	—	13,144
Accrued film rentals	21,395	21,441
Accrued interest	14,569	15,333
Accrued payroll	14,335	11,226
Accrued property taxes	14,326	16,345
Accrued other current liabilities	23,462	28,473

Total current liabilities	128,883	160,067

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,007,135	1,037,384
Deferred income taxes	23,138	15,591
Deferred lease expenses	27,962	29,518
Deferred gain on sale leasebacks	3,641	3,275
Deferred revenues and other long-term liabilities	12,025	8,513

Total long-term liabilities	1,073,901	1,094,281

COMMITMENTS AND CONTINGENCIES (see Note 18)	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,697	16,422

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Class A common stock, $0.001 par value: 40,000,000 shares authorized and 27,896,316 shares issued and outstanding at December 31, 2005 and 27,674,916 shares issued and outstanding at December 31, 2004	28	28
Additional paid-in-capital	599,525	604,443
Retained deficit	(725,155)	(702,768)
Accumulated other comprehensive loss	(77,122)	(60,185)

Total stockholders’ equity (deficiency)	(202,724)	(158,482)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,016,757	$1,112,288

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(In thousands, except per share data)

	2003	2004	2005
REVENUES
Admissions	$597,548	$646,999	$641,240
Concession	300,568	321,621	320,072
Other	52,756	55,622	59,285

Total revenues	950,872	1,024,242	1,020,597

COSTS AND EXPENSES
Cost of operations (excludes depreciation and amortization):
Film rentals and advertising	324,902	348,816	347,727
Concession supplies	49,640	53,761	52,507
Salaries and wages	97,240	103,084	101,431
Facility lease expense	119,517	126,643	136,593
Utilities and other	110,792	112,966	123,831

Total cost of operations	702,091	745,270	762,089

General and administrative expenses	44,286	51,672	50,884
Stock option compensation and change of control expenses related to the Recapitalization	—	31,995	—
Depreciation and amortization	65,085	67,051	76,461
Impairment of long-lived assets	5,049	1,667	9,672
(Gain) loss on sale of assets and other	(1,202)	4,851	2,625

Total costs and expenses	815,309	902,506	901,731

OPERATING INCOME	135,563	121,736	118,866

OTHER INCOME (EXPENSE)
Interest expense	(51,853)	(69,471)	(82,883)
Amortization of debt issue costs	(2,310)	(3,472)	(3,984)
Interest income	2,035	1,970	6,600
Foreign currency exchange loss	(196)	(266)	(1,276)
Loss on early retirement of debt	(7,540)	(5,974)	(46)
Equity in income of affiliates	141	173	227
Minority interests in income of subsidiaries	(3,410)	(4,353)	(924)

Total other expenses	(63,133)	(81,393)	(82,286)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	72,430	40,343	36,580

Income taxes	25,041	17,302	14,193

INCOME FROM CONTINUING OPERATIONS AFTER INCOME TAXES	47,389	23,041	22,387

Income (loss) from discontinued operations, net of taxes (See Note 6)	(2,740)	3,584	—

NET INCOME	$44,649	$26,625	$22,387

EARNINGS (LOSS) PER SHARE
Basic:
Income from continuing operations after income taxes	$1.17	$0.75	$0.81
Income (loss) from discontinued operations	(0.07)	0.11	—

Net income	$1.10	$0.86	$0.81

Diluted:
Income from continuing operations after income taxes	$1.16	$0.75	$0.81
Income (loss) from discontinued operations	(0.07)	0.11	—

Net income	$1.09	$0.86	$0.81

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(In thousands)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional	Unearned	Retained	Other
	Shares		Shares		Paid-in	Compensation	Earnings	Comprehensive		Comprehensive
	Issued	Amount	Issued	Amount	Capital	Stock Options	(Deficit)	Loss	Total	Income

Balance at December 31, 2002	19,563	$20	20,949	$21	$40,350	$(3,105)	$80,172	$(89,794)	$27,664

Net income							44,649		44,649	$44,649
Unearned compensation from stock options forfeited					(285)	285			—
Amortization of unearned compensation						1,080			1,080
Stock options exercised, including tax benefit of $204	101	—			304				304
Foreign currency translation adjustment								3,249	3,249	3,249

Balance at December 31, 2003	19,664	$20	20,949	$21	$40,369	$(1,740)	$124,821	$(86,545)	$76,946	$47,898

Net income							26,625		26,625	26,625
Amortization of unearned compensation						145			145
Recapitalization:
Retirement of existing stock	(19,664)	(20)	(20,949)	(21)	(40,369)				(40,410)
Issuance of stock	27,675	28			624,972				625,000
Write-off of unearned compensation						1,595			1,595
Recapitalization fees, net of tax benefit					(25,447)				(25,447)
Impact on retained earnings (deficit)							(876,601)		(876,601)
Foreign currency translation adjustment								9,423	9,423	9,423

Balance at December 31, 2004	27,675	$28	—	$—	$599,525	$—	$(725,155)	$(77,122)	$(202,724)	$36,048

Net income							22,387		22,387	22,387
Issuance of stock	221	—			5,000				5,000
Tax adjustment related to Recapitalization fees					(82)				(82)
Foreign currency translation adjustment								16,937	16,937	16,937

Balance at December 31, 2005	27,896	$28	—	$—	$604,443	$—	$(702,768)	$(60,185)	$(158,482)	$39,324

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(In thousands)

	2003	2004	2005
OPERATING ACTIVITIES
Net income	$44,649	$26,625	$22,387

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	64,429	66,398	73,796
Amortization of intangible and other assets	656	653	2,665
Amortization of foreign advanced rents	1,806	1,713	1,258
Amortized compensation — stock options	1,080	145	—
Amortization of debt issue costs	2,310	3,472	3,984
Amortization of gain on sale leasebacks	(366)	(366)	(366)
Amortization of debt discount and premium	(972)	(1,535)	(1,564)
Amortization of deferred revenues	(2,623)	(753)	(597)
Impairment of long-lived assets	5,049	1,667	9,672
(Gain) loss on sale of assets and other	(1,202)	4,851	2,625
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	3,601	938	46
Write-off unearned compensation related to the Recapitalization	—	1,595	—
Accretion of interest on senior discount notes	—	26,731	38,549
Deferred lease expenses	2,741	309	1,556
Deferred income tax expenses	1,863	10,105	(7,547)
Equity in income of affiliates	(141)	(173)	(227)
Minority interests in income of subsidiaries	3,410	4,353	924
Tax expense related to common stock issued for options exercised	204	—	—
Other	3,374	(1,916)	202

Changes in assets and liabilities:
Inventories	(635)	86	(309)
Accounts receivable	(2,998)	3,700	(4,102)
Prepaid expenses and other	(1,382)	1,587	(649)
Other assets	(5,909)	(7,448)	(12,373)
Advances with affiliates	405	54	(121)
Accounts payable and accrued liabilities	6,906	(8,000)	14,082
Other long-term liabilities	3,234	649	1,198
Income tax receivable/payable	6,033	(12,354)	20,181

Net cash provided by operating activities	135,522	123,086	165,270

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(51,002)	(81,008)	(75,605)
Proceeds from sale of theatre properties and equipment	3,084	12,945	1,317
Purchase of shares in National CineMedia	—	—	(7,329)
Proceeds from sale of equity investment	—	1,250	—
Purchase of minority partner shares in Cinemark Brasil	—	(44,958)	—
Purchase of minority partner shares in Cinemark Mexico	—	(5,379)	—
Other	767	203	—

Net cash used for investing activities	(47,151)	(116,947)	(81,617)

FINANCING ACTIVITIES
Proceeds from equity investors related to Recapitalization	—	518,245	—
Net payments to stockholders, option holders and other	—	(835,704)	—
Issuance of common stock	101	—	5,000
Issuance of senior discount notes	—	360,000	—
Retirement of senior discount notes	—	—	(1,302)
Issuance of senior subordinated notes	375,225	—	—
Retirement of senior subordinated notes	(275,000)	(122,750)	—
Proceeds from long-term debt	403,516	291,446	660
Repayments of long-term debt	(537,765)	(200,070)	(6,671)
Debt issue costs	(15,622)	(24,354)	(239)
Increase in minority investment in subsidiaries	4,573	969	155
Decrease in minority investment in subsidiaries	(766)	(2,225)	(1,353)

Net cash used for financing activities	(45,738)	(14,443)	(3,750)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	970	1,230	2,048

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,603	(7,074)	81,951
CASH AND CASH EQUIVALENTS:
Beginning of period	63,719	107,322	100,248

End of period	$107,322	$100,248	$182,199

SUPPLEMENTAL INFORMATION (see Note 16)
The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business - Cinemark, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil, Colombia and Taiwan during the year ended December 31, 2005.
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
     Theatre Properties and Equipment - Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Property additions include the capitalization of $234, $407 and $74 of interest incurred during the development and construction of theatres in 2003, 2004 and 2005, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings	40 years
Theatre furniture and equipment	5 to 15 years
Leasehold interests and improvements	Lesser of lease term or useful life
     The Company evaluates theatre properties and equipment for impairment in conjunction with the preparation of its quarterly consolidated financial statements or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When estimated undiscounted cash flows will not be sufficient to recover a long-lived asset’s carrying amount, an impairment review is performed in which the Company compares the carrying value of the asset with its estimated fair value, which is determined based on a multiple of cash flows, which was seven times for the year ended December 31, 2005. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value.
     Lease Accounting – The Company accounts for leased properties under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and other authoritative accounting literature. SFAS No. 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. According to SFAS No. 13, if substantially all of the benefits and risks of ownership have been transferred to the lessee, the lessee records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company, in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”,

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
recognizes the lease expense on a straight-line basis over the lease term as deferred lease expense. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction”. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period.
     Goodwill and Other Intangible Assets - The excess of cost over fair value of theatre businesses acquired, less goodwill impairment charges and cumulative foreign currency translation adjustments, is recorded as goodwill, generally at the theatre level. Goodwill is tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered include significant underperformance relative to historical or projected business and significant negative industry or economic trends. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a theatre, and compare it with its carrying value. If the carrying value of the theatre exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value. Fair value is determined based on a multiple of cash flows. The Company performed its annual goodwill impairment evaluation as of December 31, 2005 using a multiple of cash flows of seven times.
     Intangible assets consist of capitalized licensing fees, vendor contracts, favorable leases, and other intangible assets. The table below summarizes the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Capitalized licensing fees	Straight-line method over 15 years
Vendor contracts	Straight-line method over the terms of the underlying contracts
Favorable leases	Based on the pattern in which the economic benefits are
realized over the terms of the lease agreements
Other intangible assets	Straight-line method over the terms of the underlying agreements
     Intangible assets with indefinite lives are no longer being amortized, but instead are being evaluated for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company currently has a tradename intangible asset that has an indefinite useful life. The Company performed its annual impairment evaluation of indefinite-lived intangible assets as of December 31, 2005, resulting in no changes to recorded amounts.
     Deferred Charges and Other Assets - Deferred charges and other assets consist of debt issue costs, foreign advanced rents, construction advances and other deposits, equipment to be placed in service and other assets. Debt issue costs are amortized using the straight-line method (which approximates the effective interest method) over the primary financing terms of the related debt agreement. Foreign advanced rents represent advance rental payments for long-term foreign leases. These payments are recognized to facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. These periods generally range from 10 to 20 years.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Revenue and Expense Recognition - Revenues are recognized when admissions and concession sales are received at the box office and screen advertising is shown in the theatres. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions and concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of the agreements with the advertisers.
     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms established prior to the opening of the picture or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the picture run, subject to the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run in the theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. The Company recognizes advertising costs and any sharing arrangements with film distributors in the same accounting period. The Company’s advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2003, 2004 and 2005 were $14,643, $14,316 and $15,927, respectively.
     Stock Option Accounting – On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and option to purchase shares of Cinemark USA, Inc.’s common stock was exchanged for 220 shares and options to purchase shares of Cinemark, Inc.’s common stock. Unearned compensation of $3,810 related to Cinemark USA, Inc.’s stock options was contributed to Cinemark, Inc. on May 17, 2002 as part of the share exchange. No unearned compensation has been recorded subsequent to the share exchange.
     Compensation expense resulting from the amortization of unearned compensation recorded in the Company’s consolidated statements of income under these former stock option plans was $1,080 and $145 in 2003 and 2004, respectively. During 2004, the Company recorded additional compensation expense of $1,595 related to the write-off of the remaining unearned compensation for options outstanding as of the date of the Recapitalization and $14,650 related to the cash settlement of these options (see Note 3).

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
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

	Years Ended December 31,
	2003	2004	2005
Net income as reported	$44,649	$26,625	$22,387

Compensation expense included in reported net income, net of tax[1]	707	87	—
Compensation expense under fair-value method, net of tax	(1,054)	(2,219)	(2,964)

Pro-forma net income	$44,302	$24,493	$19,423

Basic earnings per share
As reported	$1.10	$0.86	$0.81
Pro-forma	$1.09	$0.79	$0.70

Diluted earnings per share
As reported	$1.09	$0.86	$0.81
Pro-forma	$1.09	$0.79	$0.70

[1]	Amount for 2004 excludes compensation expense of $16,245 related to the Recapitalization included in net income.
     The weighted average fair value per share of stock options granted by the Company during 2003 was $12.76 (all of which had an exercise price equal to the market value at the date of grant). For each 2003 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.29 percent. The weighted average fair value per share of stock options granted by the Company during 2004 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For each 2004 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.79 percent. The weighted average fair value per share of stock options granted by the Company during 2005 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For the 2005 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 44 percent; and a risk-free interest rate of 3.93 percent.
     Income Taxes — The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with SFAS No. 5, “Accounting for Contingencies”. To the extent contingencies are probable and estimable, an accrual is recorded within current liabilities in the consolidated balance sheet. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
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
2. NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets-Amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in its first annual reporting period after December 15, 2005. The Company will be required to use the “modified prospective method’’, under which it must recognize compensation cost for all awards granted after it adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. The Company performed a preliminary analysis of the impact of SFAS 123(R). The Company has 1,538,062 unvested options outstanding on January 1, 2006 and the pre-tax compensation expense related to these options is estimated to be approximately $2,900 for the year ended December 31, 2006.
3. RECAPITALIZATION AND REFINANCING OF CERTAIN LONG-TERM DEBT
     Recapitalization — On March 12, 2004, the Company entered into an agreement and plan of merger with a newly formed subsidiary of Madison Dearborn Partners, LLC (“Madison”). The transaction was completed on April 2, 2004, at which time the newly formed subsidiary of Madison was merged with and into the Company, with the Company continuing as the surviving corporation. Simultaneously, an affiliate of Madison purchased shares of the Company’s common stock for $518,245 in cash and became the Company’s controlling stockholder, owning approximately 83% of the Company’s capital stock. Lee Roy Mitchell, the Company’s Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of the Company’s capital stock with

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
certain members of management owning the remaining 1%. Based on the terms of the transaction, including Mr. Mitchell’s ownership retention, the transaction was accounted for as a recapitalization, which resulted in the Company retaining its historical book value (the “Recapitalization”). In December 2004, Madison sold approximately 10% of its stock in our Company to outside investors and in July 2005, the Company issued an additional 221,400 shares to another outside investor. As of December 31, 2005, Madison owned approximately 74% of the Company’s capital stock, outside investors owned approximately 9%, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately 16% and certain members of management owned the remaining 1%.
     On March 31, 2004, the Company issued $577,173 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of the Company, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company’s subsidiaries. On September 22, 2005, the Company repurchased $1,840 aggregate principal amount at maturity of the 9 3/4% senior discount notes as part of an open market purchase for approximately $1,302, including accreted interest. As of December 31, 2005, the accreted principal balance of the notes was $423,978 and the aggregate principal amount at maturity will be $575,333. Upon a change of control, the Company would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. The Company’s subsidiaries have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of the Company that are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries.
     Upon consummation of the Recapitalization on April 2, 2004, all of the Company’s outstanding stock options immediately vested and the majority were repurchased, which resulted in compensation expense of $16,245. Compensation expense, which was included in general and administrative expenses, consisted of the write-off of the unamortized unearned compensation expense for options outstanding as of the date of the Recapitalization and the impact of the cash settlement of these options. As part of the transaction, the Company paid change of control fees and other management compensation expenses of $15,749, which were also included in general and administrative expenses on the Company’s consolidated statements of income for the year ended December 31, 2004.
     As a result of the Recapitalization, the Company’s Brazilian partners exercised their option to cause the Company to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. See Note 4.
     Refinancing of Certain Long-Term Debt - On March 16, 2004, the Company initiated a tender offer for its then outstanding $105,000 aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its then existing senior secured credit facility to provide for a $260,000 seven year term loan and a $100,000 six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163,763 and to redeem the $94,165 aggregate principal amount of the Company’s then outstanding $105,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the aggregate principal amount of the notes tendered on or prior to the consent date and at 101.5% of the aggregate principal amount of the notes tendered subsequent to the consent date but prior to the expiration date.
     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17,750 aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
offer, which expired on May 26, 2004. The Company paid the change of control price with available cash on June 1, 2004.
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
     See Note 11 for further discussion of long-term debt.
4. ACQUISITIONS
      Interstate Theatres
     During 2003, the Company accounted for its 50% investment in Interstate Theatres, L.L.C. under the equity method of accounting. On December 31, 2003, the Company purchased the remaining 50% interest in Interstate Theatres, L.L.C, which owns 80% of Interstate Theatres II, L.L.C. The Company accounted for the purchase as a step acquisition. The total purchase price of $1,500 was allocated to theatre properties and equipment of $404, working capital of $66 and goodwill of $1,030. Results of operations for Interstate Theatres, L.L.C. and its subsidiary (the “Interstate theatres”) are included in the Company’s consolidated statements of income for the period from January 1, 2004 through December 23, 2004. On December 23, 2004, the Company sold Interstate Theatres. See Note 6.
Cinemark Brasil, S.A.
     As a result of the Recapitalization, the Company’s Brazilian partners exercised their option to cause the Company to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. The Company, through its subsidiary Brasil Holdings, LLC, directly and indirectly purchased the partners’ shares of Cinemark Brasil S.A. for $44,958 with available cash on August 18, 2004. The Company also incurred $771 of legal, accounting and other direct costs, which were capitalized as part of the acquisition. Prior to the acquisition, Cinemark Brasil S.A. was reported as a consolidated subsidiary and the Brazilian partners’ 47.2% interest was shown as minority interest in subsidiaries on the Company’s consolidated

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
balance sheet. As a result of this acquisition, the Company owns 100% of the common stock in Cinemark Brasil S.A. The Company accounted for the purchase as a step acquisition and finalized its purchase accounting during June 2005. The following assets and liabilities were recorded at estimated fair value. Net book value of all other assets and liabilities approximated fair value and therefore did not require adjustment.

Net favorable leases	$730
Vendor contracts	2,231
Goodwill	23,962
Reduction of minority interest liability	18,806

$45,729

     The net favorable leases and vendor contracts are presented as intangible assets on the Company’s consolidated balance sheet as of December 31, 2005. The net favorable leases will be amortized over three to seventeen years based upon the pattern in which the economic benefits are realized during the terms of the lease agreements. The vendor contracts will be amortized on a straight-line basis over the remaining terms of the contracts. The average remaining years for the net favorable leases and the vendor contracts are approximately five and two years, respectively. As of December 31, 2005, accumulated amortization on the intangible assets was $1,728. The goodwill recorded as a result of the acquisition is deductible for tax purposes in Brazil.
Cinemark Mexico
     On September 15, 2004, the Company purchased shares of common stock of its Mexican subsidiary from its Mexican partners, increasing its ownership interest in the Mexican subsidiary from 95.0% to 99.4%. The purchase price was $5,379 and was funded with available cash and borrowings on the Company’s amended revolving credit line. Prior to the acquisition, Cinemark Mexico USA was reported as a consolidated subsidiary and the Mexican partners’ 4.4% interest was shown as minority interest in subsidiaries on the Company’s consolidated balance sheet. The Company accounted for the purchase as a step acquisition and finalized its purchase accounting during June 2005. The following assets and liabilities were recorded at estimated fair value. Net book value of all other assets and liabilities approximated fair value and therefore did not require adjustment.

Vendor contract	$439
Net favorable leases	480
Tradename	1,179
Goodwill	1,715
Reduction of minority interest liability	1,566

$5,379

     The vendor contract, net favorable leases and tradename are presented as intangible assets on the Company’s consolidated balance sheet as of December 31, 2005. The vendor contract will be amortized on a straight-line basis over the remaining term of the contract, which is approximately two years. The net favorable leases will be amortized over five to twenty-one years based upon the pattern in which the economic benefits are realized during the terms of the lease agreements. The average remaining years for the net favorable leases is approximately nine years. The tradename is an indefinite lived intangible asset and is not amortized, but will be tested for impairment annually. As of December 31, 2005, accumulated amortization on these intangible assets was $207. The goodwill recorded as a result of the acquisition is not deductible for tax purposes.
5. INVESTMENT IN NATIONAL CINEMEDIA LLC
     On July 15, 2005, Cinemark Media, Inc., a wholly-owned subsidiary of the Company, purchased a 20.7% interest in National CineMedia LLC (“National CineMedia”) for approximately $7,329. National CineMedia is a joint venture between Regal Entertainment Group, AMC Entertainment Inc. and the Company. National CineMedia provides marketing, sales and distribution of cinema advertising and promotional products; business communications and training services; and the distribution of digital alternative content. As part of the transaction,

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
the Company and National CineMedia entered into an exhibitor services agreement, pursuant to which National CineMedia provides advertising, promotion and event services to the Company’s theatres, and a software license agreement in connection with the licensing of certain software and related rights. During 2005, the Company used only limited services offered by National CineMedia while the Company fulfilled its existing contractual theatre advertising obligations.
     The Company is accounting for its investment in National CineMedia under the equity method of accounting. The Company’s investment in National CineMedia is included in investments in and advances to affiliates on the Company’s consolidated balance sheets. Equity income was immaterial in 2005. Under the terms of its agreement with National CineMedia, the Company is required to install digital distribution technology in certain of its domestic theatres. The Company estimates that it will spend approximately $25,000 for digital projectors and related equipment necessary to show various digital media. As of December 31, 2005, the Company had purchased approximately $9,731 for these digital projectors and expects to purchase the remaining $15,269 by May 31, 2006.
     As part of the joint venture, the Company, Regal Entertainment Group, AMC Entertainment Inc. and National CineMedia signed a promissory note under which the Company, Regal Entertainment Group and AMC Entertainment Inc. are obligated to make pro rata loans to National CineMedia on a revolving basis as needed. The maximum amount that National CineMedia can borrow under the note is $11 million for which the Company’s obligation would be approximately $2.3 million. Amounts borrowed by National CineMedia are due in full upon the earlier of March 31, 2007 or an event of default as defined in the promissory note. National CineMedia will pay interest on outstanding amounts on a monthly basis at a rate of LIBOR plus 200 basis points. As of December 31, 2005, $264 was outstanding under this promissory note, which was included in deferred charges and other assets on the Company’s consolidated balance sheet.
6. DISCONTINUED OPERATIONS
     As of March 31, 2004, the Company’s two United Kingdom theatres met the criteria of assets held for sale in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” On April 30, 2004, the Company sold its two United Kingdom theatres through the sale of all of the capital stock of Cinemark Theatres UK, Ltd., its United Kingdom subsidiary. The Company received $2,646 in proceeds upon closing of the transaction and $540 once the final working capital position was determined in accordance with the stock purchase agreement. The sale resulted in a loss of $463, which is included in income (loss) from discontinued operations, net of taxes, in the Company’s consolidated statements of income.
     On December 23, 2004, the Company sold eleven discount theatres (“Interstate theatres”) through the sale of all of the capital stock of Interstate Holdings, Inc. The Company received $5,810 in proceeds upon closing of the transaction. The sale resulted in a gain of $2,715, which is included in income (loss) from discontinued operations, net of taxes, in the Company’s consolidated statements of income.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     The results of operations for the United Kingdom and Interstate theatres have been classified as discontinued operations for all periods presented. Amounts reported as discontinued operations in the Company’s consolidated statements of income include the following components:

	Year Ended
	December 31,
	2003	2004
Revenues
Admissions	$4,328	$4,893
Concession	1,878	5,341
Other	513	1,137

Total revenues	6,719	11,371
Costs and Expenses
Cost of operations:
Film rentals and advertising	1,863	2,191
Concession supplies	365	905
Salaries and wages	1,043	2,266
Facility lease expense	1,395	1,684
Utilities and other	799	2,216

Total cost of operations	5,465	9,262

General and administrative expenses	496	497
Depreciation and amortization	656	295
Impairment of long-lived assets	2,500	—
(Gain) loss on sale of assets and other	540	(2,252)

Total costs and expenses	9,657	7,802

Operating income (loss)	(2,938)	3,569
Equity in income of affiliates	323	—
Minority interests in income of subsidiaries	—	(41)

Income (loss) before income taxes	(2,615)	3,528
Income tax expense (benefit)	125	(56)

Income (loss) from discontinued operations	$(2,740)	$3,584

     Net cash flows from operating, investing and financing activities related to the United Kingdom and Interstate theatres were immaterial for all periods presented and are included in the respective sections of the statements of cash flows.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
7. EARNINGS PER SHARE
     Basic earnings per share is computed by dividing income by the weighted average number of shares of all classes of common stock outstanding during the period. Diluted earnings per share is computed by dividing income by the weighted average number of shares of common stock and potentially dilutive common equivalent shares outstanding determined under the treasury stock method.
     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2003	2004	2005
Income from continuing operations after income taxes	$47,389	$23,041	$22,387

Basic:
Weighted average common shares outstanding	40,516	30,865	27,784

Income from continuing operations after income taxes per common share	$1.17	$0.75	$0.81

Diluted:
Weighted average common shares outstanding	40,516	30,865	27,784
Common equivalent shares for stock options	279	—	—

Weighted average common and common equivalent shares outstanding	40,795	30,865	27,784

Income from continuing operations after income taxes per common and common equivalent share	$1.16	$0.75	$0.81

8. GOODWILL AND OTHER INTANGIBLE ASSETS — NET
     The Company’s goodwill is as follows:

	U.S.	Brazil	Mexico	Argentina	Chile	Peru	Total

Balance at December 31, 2003	$6,312	$—	$—	$239	$2,994	$2,538	$12,083

Purchase from minority investors	—	26,923	3,813	—	—	—	30,736

Write-off related to theatre closure	(350)	—	—	—	—	—	(350)

Sale of Interstate Theatres, L.L.C.	(1,030)	—	—	—	—	—	(1,030)

Foreign currency translation adjustment	—	3,146	71	(3)	212	141	3,567

Balance at December 31, 2004	$4,932	$30,069	$3,884	$236	$3,206	$2,679	$45,006

Impairment charge	(667)	(601)	—	—	—	—	(1,268)

Purchase from minority investors purchase price allocation adjustments	—	(2,961)	(2,098)	—	—	—	(5,059)

Foreign currency translation adjustment	—	3,223	44	(5)	284	(118)	3,428

Balance at December 31, 2005	$4,265	$29,730	$1,830	$231	$3,490	$2,561	$42,107

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     During the year ended December 31, 2005, the Company recorded impairment charges of $1,268 to write-down goodwill on one theatre in the United States and two theatres in Brazil to their estimated fair values. During the year ended December 31, 2004, the Company wrote off $350 of goodwill for one theatre based on the Company’s decision to not renew the existing lease. See Note 6 regarding the sale of Interstate Theatres, L.L.C. See Note 4 regarding the purchase price allocation adjustments for Brazil and Mexico.
     As of December 31, intangible assets-net, consisted of the following:

			Foreign
	Balance at		Currency	Balance at
	December 31,		Translation	December 31,
	2004	Additions	Adjustment	2005
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$7,750	$500	$—	$8,250
Accumulated amortization	(2,066)	(525)	—	(2,591)

Net carrying amount	$5,684	$(25)	$—	$5,659

Vendor contracts:
Gross carrying amount	—	2,670	547	3,217
Accumulated amortization	—	(1,703)	—	(1,703)

Net carrying amount	$—	$967	$547	$1,514

Net favorable leases:
Gross carrying amount	—	1,210	182	1,392
Accumulated amortization	—	(232)	—	(232)

Net carrying amount	$—	$978	$182	$1,160

Other intangible assets:
Gross carrying amount	437	—	(8)	429
Accumulated amortization	(53)	(26)	—	(79)

Net carrying amount	$384	$(26)	$(8)	$350

Total net intangible assets with finite lives	$6,068	$1,894	$721	$8,683

Intangible assets with indefinite lives:
Tradename	—	1,179	80	1,259
Other unamortized intangible assets	16	—	—	16

Total intangible assets - net	$6,084	$3,073	$801	$9,958

     During the year ended December 31, 2005, the Company recorded intangible assets as a result of the final purchase price allocations for its Brazil and Mexico acquisitions (see Note 4) and recorded $500 of capitalized licensing fees as a result of a new licensing agreement.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Aggregate amortization expense of $2,665 for the year ended December 31, 2005 consisted of $2,486 of amortization of intangible assets and $179 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2006	$1,615
For the year ended December 31, 2007	1,179
For the year ended December 31, 2008	942
For the year ended December 31, 2009	719
For the year ended December 31, 2010	700
Thereafter	3,528

Total	$8,683

9. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a marketplace with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was seven times for the year ended December 31, 2005. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value.
     The Company’s long-lived asset impairment losses are summarized in the following table:

	Years Ended December 31,
Theatre properties and equipment	2003	2004	2005
United States
Theatre properties	$820	$1,667	$6,788
Land parcels	2,200	—	—
Chile theatre properties	529	—	866
Mexico theatre properties	1,241	—	—
Central America theatre properties	—	—	750

Subtotal	$4,790	$1,667	$8,404
Goodwill (see Note 8)	259	—	1,268

Impairment of long-lived assets	$5,049	$1,667	$9,672

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     The 2005 impairment losses included $6.8 million for the write-down of three U.S. theatres for which attendance was negatively impacted by competing theatres.
10. DEFERRED CHARGES AND OTHER ASSETS - NET
     As of December 31, deferred charges and other assets – net consisted of the following:

	2004	2005
Debt issue costs	$40,188	$40,389
Less: Accumulated amortization	(5,901)	(9,885)

Subtotal	34,287	30,504
Foreign advanced rents	6,626	11,782
Construction advances and other deposits	1,728	2,026
Equipment to be placed in service	3,599	3,744
Brazil value added tax deposit	3,178	3,602
Other	2,721	2,718

Total	$52,139	$54,376

11. LONG-TERM DEBT
     Long-term debt at December 31 consisted of the following:

	2004	2005
Cinemark, Inc. 9 3/4% senior discount notes due 2014	$386,731	$423,978
Cinemark USA, Inc. 9% senior subordinated notes due 2013	354,894	353,330
Cinemark USA, Inc. Term Loan	258,050	255,450
Cinemark Chile S.A. Notes Payable	7,324	6,587
Other long-term debt	6,675	4,910

Total long-term debt	1,013,674	1,044,255
Less current portion	6,539	6,871

Long-term debt, less current portion	$1,007,135	$1,037,384

Senior Discount Notes
     On March 31, 2004, the Company issued $577,173 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000 were used to fund in part the Recapitalization. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the holding company status of the Company, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company’s subsidiaries. On September 22, 2005, the Company repurchased $1,840 aggregate principal amount at maturity of the 9 3/4% senior discount notes as part of an open market purchase for approximately $1,302, including accreted interest. As of December 31, 2005, the accreted principal balance of the notes was $423,978 and the aggregate principal amount at maturity will be $575,333. Upon a change of control, the Company would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. The Company’s subsidiaries have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of the Company that are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Retirement of Outstanding Senior Subordinated Notes
     On March 16, 2004, in connection with the Recapitalization, the Company initiated a tender offer for its then outstanding $105,000 aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, the Company executed a supplemental indenture removing substantially all of the covenants, which became effective on the date of the Recapitalization. Additionally, on the date of the Recapitalization, the Company amended its then existing senior secured credit facility to provide for a $260,000 seven year term loan and a $100,000 six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163,764 and to redeem the approximately $94,165 aggregate principal amount of the Company’s then outstanding $105,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the principal amount of the notes tendered on or prior to the consent date and at 101.5% of the principal amount of the notes tendered subsequent to the consent date but prior to the expiration date. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $4,800 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of income for the year ended December 31, 2004.
     On April 6, 2004, as a result of the consummation of the Recapitalization and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17,750 aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. The Company paid the change of control price with available cash on June 1, 2004. The unamortized debt issue costs, tender offer repurchase costs, including premiums paid, and other fees of $777 related to the retirement of the 9% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of income for the year ended December 31, 2004.
     On July 28, 2004, the Company provided notice to the holders of the remaining outstanding 8 1/2% senior subordinated notes due 2008 of its election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, the Company redeemed the remaining notes utilizing available cash and borrowings under the Company’s revolving credit line. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $397 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of income for the year ended December 31, 2004.
Senior Subordinated Notes
     As of December 31, 2005, the Company had outstanding $342,250 aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. The Company may redeem all or part of the existing 9% notes on or after February 1, 2008.
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
     The indenture governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of the Company’s capital stock, liens and additional indebtedness. Upon a change of control, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indentures governing the senior subordinated notes

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
allow the Company to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.
Senior Secured Credit Facility
     On April 2, 2004, the Company amended its then existing senior secured credit facility in connection with the Recapitalization. The amended senior secured credit facility provides for a $260,000 seven year term loan and a $100,000 six and one-half year revolving credit line. The net proceeds from the amended senior secured credit facility were used to repay the existing term loan of approximately $163,764 and to redeem the approximately $94,165 aggregate principal amount of the Company’s then outstanding $105,000 aggregate principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.
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
     At December 31, 2005, there was $255,450 outstanding under the amended term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99,931 was available for borrowing under the amended revolving credit line, giving effect to a $69 letter of credit outstanding. The average interest rate on outstanding borrowings under the amended senior secured credit facility at December 31, 2005 was 6.5% per annum.
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
Cinemark Chile Notes Payable
     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10,600 in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). Cinemark Chile S.A. was required to make 24 equal quarterly installments of principal plus accrued and unpaid interest, commencing March 27, 2002. On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended debt agreement requires 24 equal quarterly installments

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
of principal plus accrued and unpaid interest, which commenced on December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At December 31, 2005, US$6,587 was outstanding under this agreement.
As of December 31, 2005, the Company was in full compliance with all agreements governing its outstanding debt.
     The Company’s long-term debt at December 31, 2005 matures as follows:

2006	$6,871
2007	5,557
2008	4,277
2009	4,108
2010	185,034
Thereafter	838,408

Total	$1,044,255

     The estimated fair value of the Company’s long-term debt of $1,044,255 at December 31, 2005 was approximately $1,061,265. Such amounts do not include prepayment penalties that would be incurred upon the early extinguishment of certain debt issues.
     Debt issue costs of $40,389, net of accumulated amortization of $9,885, related to the senior discount notes, senior subordinated notes, the amended senior secured credit facility and other debt agreements, are included in deferred charges and other assets – net, on the consolidated balance sheets at December 31, 2005.
     The Company recorded a loss on early retirement of debt of $5,974 during the year ended December 31, 2004, which included (i) $5,197 of unamortized bond discounts, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of $105,000 aggregate principal amount of outstanding 8 1/2% senior subordinated notes; and (ii) $777 of unamortized debt issue costs, tender offer repurchase costs, including premiums paid, and other fees associated with the redemption of the $17,750 aggregate principal amount of the Company’s 9% senior subordinated notes.
12. FOREIGN CURRENCY TRANSLATION
     The accumulated other comprehensive loss account in stockholders’ equity of $77,122 and $60,185 at December 31, 2004 and December 31, 2005, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile S.A. into U.S. dollars.
     In 2005 and 2004, all foreign countries where the Company has operations, including Argentina, Brazil, Mexico and Chile were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, stockholders’ equity.
     On December 31, 2005, the exchange rate for the Brazilian real was 2.34 reais to the U.S. dollar (the exchange rate was 2.65 reais to the U.S. dollar at December 31, 2004). As a result, the effect of translating the December 31, 2005 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $12,026. At December 31, 2005, the total assets of the Company’s Brazilian subsidiaries were U.S. $99,849.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     On December 31, 2005, the exchange rate for the Mexican peso was 10.71 pesos to the U.S. dollar (the exchange rate was 11.22 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the December 31, 2005 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $4,633 At December 31, 2005, the total assets of the Company’s Mexican subsidiaries were U.S. $88,397.
     On December 31, 2005, the exchange rate for the Argentine peso was 3.03 pesos to the U.S. dollar (the exchange rate was 2.97 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the December 31, 2005 Argentine financial statements into U.S. dollars was immaterial to the change in accumulated other comprehensive loss. At December 31, 2005, the total assets of the Company’s Argentine subsidiaries were U.S. $16,453.
     On December 31, 2005, the exchange rate for the Chilean peso was 514.21 pesos to the U.S. dollar (the exchange rate was 559.83 pesos to the U.S. dollar at December 31, 2004). As a result, the effect of translating the December 31, 2005 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $1,059. At December 31, 2005, the total assets of the Company’s Chilean subsidiaries were U.S. $19,678.
     During 2004, the Company sold its United Kingdom theatres, which resulted in a reduction of stockholders’ equity upon the realization of $1,076 of cumulative foreign currency translation adjustments previously recorded in the accumulated other comprehensive loss account.
13. INVESTMENTS IN AND ADVANCES TO AFFILIATES
     The Company had the following investments in and advances to affiliates at December 31:

	2004	2005
Investment in National CineMedia LLC – 21% interest	$—	$7,329
Cinemark Theatres Alberta, Inc. - investment, at equity – 50% interest	293	303
Fandango, Inc. - investment, at cost – 1% interest	171	171
Cinemark - Core Pacific, Ltd. (Taiwan) - investment, at cost – 14% interest	338	338
Other	417	452

Total	$1,219	$8,593

     During the year ended December 31, 2005, Cinemark Media, Inc., a wholly-owned subsidiary of the Company, purchased a 20.7% interest in National CineMedia LLC (“National CineMedia”) for approximately $7,329. National CineMedia is a joint venture between Regal Entertainment Group, AMC Entertainment Inc. and the Company. See Note 5 to the consolidated financial statements for further discussion of the investment.
14. MINORITY INTERESTS IN SUBSIDIARIES
     Minority ownership interests in subsidiaries of the Company are as follows at December 31:

	2004	2005
Cinemark Partners II - 49.2% interest	$8,494	$8,554
Cinemark Equity Holdings Corp. (Central America) - 49.9% interest	3,227	2,577
Cinemark Colombia, S.A. - 49.0% interest	2,056	2,333
Greeley Ltd. – 49.0% interest	1,586	1,491
Cinemark del Ecuador, S.A. - 40.0% interest	827	932
Cinemark de Mexico, S.A. de C.V. - 0.6% interest	204	272
Others	303	263

Total	$16,697	$16,422

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
15. CAPITAL STOCK
     Common and Preferred Stock- Class A common stockholders are entitled to vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to any dividends that may be declared by the Board of Directors. Holders of the Company’s common stock are entitled to share ratably in the Company’s net assets upon the Company’s dissolution or liquidation after payment or provision for all liabilities and any preferential liquidation rights of the Company’s preferred stock then outstanding. The shares of the Company’s common stock are not subject to any redemption provisions. The rights, preferences and privileges of holders of the Company’s common stock will be subject to those of the holders of any shares of the Company’s preferred stock the Company may issue in the future.
     The Company has 5,000,000 shares of preferred stock, $0.001 par value, authorized with no shares issued or outstanding. The rights and preferences of preferred stock will be determined by the Board of Directors at the time of issuance.
     The Company’s ability to pay dividends is effectively limited by its status as a holding company and the terms of its indenture and its subsidiary’s amended senior secured credit facility, which also significantly restrict the ability of certain of the Company’s subsidiaries to pay dividends directly or indirectly to the Company. Furthermore, certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.
     Stock Option Plans — On May 16, 2002, Cinemark, Inc. was formed as the Delaware holding company of Cinemark USA, Inc. Under a share exchange agreement dated May 17, 2002, and after giving effect to a reverse stock split, each outstanding share and option to purchase shares of Cinemark USA, Inc.’s common stock was exchanged for 220 shares and options to purchase shares of Cinemark, Inc.’s common stock. Unearned compensation of $3,810 related to Cinemark USA, Inc.’s stock options was contributed to the Company on May 17, 2002 as part of the share exchange. No unearned compensation has been recorded on the Company’s books subsequent to the share exchange.
     Compensation expense resulting from the amortization of unearned compensation recorded in the Company’s consolidated statements of income under former stock option plans was $1,080 and $145 in 2003 and 2004, respectively. During 2004, the Company recorded additional compensation expense of $1,595 related to the write-off of the remaining unearned compensation for options outstanding as of the date of the Recapitalization and $14,650 related to the cash settlement of these options.
     Upon consummation of the Recapitalization on April 2, 2004, all the Company’s stock options outstanding prior to the Recapitalization immediately vested and the majority were repurchased and the then existing stock option plans, which included the Employee Stock Option Plan, the Independent Director Stock Options and the Long Term Incentive Plan, were terminated.
     On September 30, 2004, the Company’s Board of Directors and the majority of its stockholders approved the 2004 Long Term Incentive Plan (the “Plan”) under which 3,074,991 shares of Class A common stock are available for issuance to selected employees, directors and consultants of the Company. The Plan provides for restricted share grants, incentive option grants and nonqualified option grants. On September 30, 2004, the Company granted options to purchase 2,361,590 shares of its Class A common stock under the Plan at an exercise price of $22.58 per option. The exercise price was equal to the fair market value of the Company’s Class A common stock on the date

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
of grant. Options to purchase 234,219 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009. The options expire ten years from the grant date.
     On January 28, 2005, the Company granted options to purchase 4,075 shares of its Class A common stock under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). The options vest daily over five years and the options expire ten years from the grant date.
     There were options to purchase 2,365,665 shares of the Company’s Class A common stock outstanding under the Plan as of December 31, 2005.
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
16. SUPPLEMENTAL CASH FLOW INFORMATION
     The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2003	2004	2005
Cash paid for interest	$50,992	$46,686	$45,166

Net cash paid for income taxes	$17,330	$16,682	$2,911

Noncash activities:

Change in construction lease obligations related to construction of theatres	$—	$6,463	$(4,312)

Changes in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$3,218	$(1,149)	$8,945

Issuance of common stock to existing stockholders	$—	$106,755	$—

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
17. INCOME TAXES
     Income from continuing operations before income taxes consisted of the following:

	2003	2004	2005
Income from continuing operations before income taxes:
U.S.	$65,348	$12,390	$19,838
Foreign	7,082	27,953	16,742

Total	$72,430	$40,343	$36,580

Current:
Federal	$16,280	$2,729	$17,651
Foreign	5,885	4,008	2,115
State	1,013	460	1,972

Total current expense	23,178	7,197	21,738

Deferred:
Federal	2,898	4,825	(7,513)
Foreign	(1,053)	5,474	356
State	18	(194)	(388)

Total deferred expense	1,863	10,105	(7,545)

Income tax expense	$25,041	$17,302	$14,193

     A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income from continuing operations before income taxes follows:

	2003	2004	2005
Computed normal tax expense	$25,351	$14,120	$12,803
Goodwill	(20)	(42)	91
Foreign inflation adjustments	11	(100)	(3,405)
State and local income taxes, net of federal income tax benefit	666	173	1,030
Foreign losses not benefited and other changes in valuation allowance	221	(3,201)	(917)
Foreign tax rate differential	883	(117)	(33)
Section 965 dividends	—	—	1,537
Other - net	(2,071)	6,469	3,087

Income tax expense	$25,041	$17,302	$14,193

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liability at December 31, 2004 and 2005 consisted of the following:

	2004	2005
Deferred liabilities:
Theatre properties and equipment	$40,134	$33,657
Deferred intercompany sale	2,985	2,961

Total	$43,119	$36,618

Deferred assets:
Deferred lease expenses	$10,155	$10,289
Theatre properties and equipment	4,012	6,772
Deferred gain on sale leasebacks	1,986	1,220
Deferred screen advertising revenues	107	—
Tax loss carryforward	14,501	13,549
AMT and other credit carryforwards	1,147	2,159
Other expenses, not currently deductible for tax purposes	(2,111)	(4,064)

Total	$29,797	$29,925

Net long-term deferred income tax liability before valuation allowance	$13,322	$6,693
Valuation allowance	9,816	8,898

Net long-term deferred income tax liability	$23,138	$15,591

Net deferred tax asset – Foreign	$(2,763)	$(2,407)
Net deferred tax liability – U.S.	25,901	17,998

Total of all deferrals	$23,138	$15,591

     The Company’s foreign credit carryforwards begin expiring in 2008. The foreign net operating losses began expiring in 2002; however, some losses may be carried forward indefinitely. The Company’s state net operating losses will expire in 2006 through 2024.
     Management continues to reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, deferred U.S. federal and state income taxes are not provided on the undistributed earnings of these foreign subsidiaries. As of December 31, 2005, the cumulative amount of undistributed earnings of these foreign subsidiaries on which the Company has not recognized income taxes was approximately $56,000.
     The Company’s valuation allowance decreased from $9,816 at December 31, 2004 to $8,898 at December 31, 2005. This change was primarily due to a decrease in the deferred tax asset in Brazil, which remains fully reserved.
     The Company is routinely under audit in various jurisdictions and is currently under examination in the United States by the IRS and in Mexico by Hacienda. The Company believes that it is adequately reserved for the probable outcome of these examinations.
     On October 22, 2004, the American Jobs Creation Act was signed into law. The Act provides, among other things, a special one-time deduction for certain foreign earnings that are repatriated to and reinvested in the United States. During 2005, the Company repatriated approximately $36,000 of unremitted earnings from certain of its non-U.S. subsidiaries under the provisions of the Act. As a result, the Company recorded income tax expense and a related income tax liability, net of foreign tax benefits, of $1,537 during 2005.
18. COMMITMENTS AND CONTINGENCIES
     Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $27,962 and $29,518 at December 31, 2004 and 2005, respectively, have been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, is as follows:

	2003	2004	2005
Fixed rent expense	$100,562	$104,954	$110,995
Contingent rent expense	18,955	21,689	25,598

Facility lease expense	119,517	126,643	136,593
Corporate office rent expense	1,401	1,406	1,432

Total rent expense	$120,918	$128,049	$138,025

     The Company deferred total gains of $5,961 from three sale leaseback transactions that occurred during 1998 and 1999 and is recognizing them evenly over the lives of the leases (ranging from 10 to 20 years). As of December 31, 2005, $2,686 of the total deferred gains had been recognized leaving an aggregate deferred gain of $3,275 to be amortized.
     Future minimum lease payments under noncancelable operating leases (including leases under the aforementioned sale leaseback transactions) with initial or remaining terms in excess of one year at December 31, 2005 are due as follows:

Operating
Leases
2006	$121,353
2007	127,263
2008	125,287
2009	122,030
2010	115,937
Thereafter	925,537

Total	$1,537,407

     Employment Agreements - On March 12, 2004, the Company entered into new employment agreements with certain executives which became effective upon the consummation of the Recapitalization on April 2, 2004. In addition, in connection with the Recapitalization, the Company paid a one-time special bonus in the amount of $2,400 to Lee Roy Mitchell and in the amount of $50 to each of Alan Stock, Tim Warner and Robert Copple. Set forth below is a summary of the Company’s employment agreements.
     Lee Roy Mitchell
     The Company entered into an employment agreement with Lee Roy Mitchell pursuant to which Mr. Mitchell serves as the Company’s Chief Executive Officer. The employment agreement became effective upon the consummation of the Recapitalization. The initial term of the employment agreement is three years, subject to an automatic extension for a one-year period, unless the employment agreement is terminated. Mr. Mitchell received a base salary of $742 during 2005, which is subject to annual review for increase (but not decrease) each year by the Company’s Board of Directors or committee or delegate thereof. In addition, Mr. Mitchell is eligible to receive an annual cash incentive bonus upon the Company meeting certain performance targets established by the board or the compensation committee for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5,000, disability benefits of not less than 66% of base salary, a luxury automobile and a membership at a country club. The employment agreement provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. If Mr. Mitchell resigns for good reason or is terminated by Cinemark, Inc. without cause (as defined in the agreement), Mr. Mitchell will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
granted; his annual base salary as in effect at the time of termination for a period of twelve months following such termination; and an amount equal to the most recent annual bonus he received prior to the date of termination. Mr. Mitchell’s equity-based or performance-based awards will become fully vested and exercisable upon such termination or resignation. Mr. Mitchell may choose to continue to participate in the Company’s benefit plans and insurance programs on the same terms as other actively employed senior executives for a one-year period. Furthermore, so long as Mr. Mitchell remains Chief Executive Officer, he will possess approval rights over certain significant transactions that may be pursued by the Company.
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
     Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier
     The Company entered into executive employment agreements with each of Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier pursuant to which Mrs. Mitchell and Messrs. Stock, Copple, Warner, Carmony, Lundin and Cavalier serve, respectively, as the Company’s Executive Vice President, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Senior Vice President, Senior Vice President of Operations, Vice President of Film Licensing and Senior Vice President — General Counsel. The employment agreements became effective upon the consummation of the Recapitalization. The initial term of each employment agreement is three years, subject to automatic extensions for a one-year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each year by the Company’s Board of Directors or committee or delegate thereof. In addition, each of these executives is eligible to receive an annual cash incentive bonus upon the Company’s meeting certain performance targets established by the Company’s Board of Directors or the compensation committee for the fiscal year.
     The Company’s Board of Directors has adopted a stock option plan and granted each executive stock options to acquire such number of shares as set forth in that executive’s employment agreement. The executive’s stock options vest and become exercisable twenty percent per year on a daily pro rata basis and shall be fully vested and exercisable five years after the date of the grant, as long as the executive remains continuously employed by the Company. Upon consummation of a sale of the Company, the executive’s stock options will accelerate and become fully vested.
     The employment agreement with each executive provides for severance payments on substantially the same terms as the employment agreement for Mr. Mitchell in that the executive will receive his or her annual base salary in effect at the time of termination for a period commencing on the date of termination and ending on the second anniversary of the effective date (rather than for twelve months); and an amount equal to the most recent annual bonus he or she received prior to the date of termination pro rated for the number of days between such termination and the second anniversary of the effective date (rather than a single annual bonus).

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Each executive will also be entitled to office space and support services for a period of not more than three months following the date of any termination except for termination for cause. The employment agreements contain various covenants, including covenants related to confidentiality, non-competition and non-solicitation.
     Retirement Savings Plan - The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contribution payments of $1,105 and $1,382 were made in 2004 (for plan year 2003) and 2005 (for plan year 2004), respectively. A liability of $1,295 has been recorded at December 31, 2005 for contribution payments to be made in 2006 (for plan year 2005).
     Letters of Credit and Collateral - The Company had outstanding letters of credit of $69, in connection with property and liability insurance coverage, at December 31, 2004 and 2005.
     Litigation and Litigation Settlements - DOJ Litigation - In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to the Company’s wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company’s theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. The Company and the United States have resolved this lawsuit. A Consent Order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 17, 2004. This Consent Order fully and finally resolves the United States v. Cinemark USA, Inc. lawsuit, and all claims asserted against the Company in that lawsuit have been dismissed with prejudice. Under the Consent Order, the Company will make modifications to wheelchair seating locations in fourteen stadium-style movie theatres within the Sixth Circuit and elsewhere, and spacing and companion seating modifications at 67 auditoriums at other stadium-styled movie theatres. These modifications must be completed during the five-year period commencing on the date the Consent Order was executed. Upon completion of these modifications, such theatres will comply with all existing and pending ADA wheelchair seating requirements, and no further modifications will be necessary to remaining stadium-style movie theatres in the United States to comply with the wheelchair seating requirements of the ADA. Under the Consent Order, the DOJ approved the seating plans for nine stadium-styled movie theatres under construction. The Company and the DOJ have also created a safe harbor framework for the Company to construct all of its future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the Consent Order will comply with the wheelchair seating requirements of the ADA. The Company believes that its obligations under the Consent Order are not material in the aggregate to its financial position, results of operations and cash flows.
     Mission, Texas Litigation - In July 2001, Sonia Rivera-Garcia and Valley Association for Independent Living filed suit in the 93rd Judicial District Court of Hidalgo County, Texas, seeking remedial action for certain alleged violations of the Human Resources Code, the Texas Architectural Barriers Act, the Texas Accessibility Standards and the Deceptive Trade Practices Act relating to accessibility of movie theatres for patrons using wheelchairs at one theatre in the Mission, Texas market. During the first quarter of 2005, the plaintiff dismissed any claims under the Deceptive Trade Practices Act. A jury in a similar case in Austin, Texas found that the Company did not violate the Human Resources Code, the Texas Architectural Business Act or the Texas Accessibility Standards. The judge in that case dismissed the claim under the Deceptive Trade Practices Act. The Company filed an answer denying the allegations and vigorously defended this suit. In November 2005, the plaintiff dismissed the case with prejudice.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
19. FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Years Ended December 31,
Revenues (1)	2003	2004	2005
U.S. and Canada	$743,843	$783,394	$757,902
Mexico	70,246	76,148	74,919
Brazil	74,853	90,872	112,182
Other foreign countries	63,475	75,200	77,213
Eliminations	(1,545)	(1,372)	(1,619)

Total	$950,872	$1,024,242	$1,020,597

	December, 31,	December 31,
Theatre properties and equipment, net	2004	2005
U.S. and Canada	$622,578	$634,938
Mexico	61,043	55,366
Brazil	51,982	52,371
Other foreign countries	49,992	47,891

Total	$785,595	$790,566

(1)	Revenues for all periods do not include results of the two United Kingdom theatres or the eleven Interstate theatres, which were sold during 2004, as the results of operations for these theatres are included as discontinued operations
20. OTHER RELATED PARTY TRANSACTIONS
     In addition to transactions discussed in other notes to the consolidated financial statements, the following transactions with related companies are included in the Company’s consolidated financial statements:

	2003	2004	2005
Facility lease expense - theatre and equipment leases with shareholder affiliates	$288	$138	$152

Management fee revenues for property and theatre management:
Equity investee	$395	$169	$146
Other related parties	$32	$—	$66
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $152 of facility expenses payable to Plitt Plaza joint venture during the year ended December 31, 2005.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $201 of management fee revenues and received $675 of distributions from Laredo during the year ended December

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
31, 2005. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective upon consummation of the Recapitalization and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the year ended December 31, 2005, the Company recorded $633 in profit participation expense payable to Mr. Stock, which is included in general and administrative expense in the Company’s consolidated statements of income. During 2005, the Company paid $670 to Mr. Stock for amounts earned during 2004 and 2005. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.
21. VALUATION AND QUALIFYING ACCOUNTS
     The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2003, 2004 and 2005 were as follows:

Valuation
Allowance for
Deferred Tax
Assets
Balance at December 31, 2002	$11,767
Additions	2,876
Deductions	(1,626)

Balance at December 31, 2003	$13,017
Additions	999
Deductions	(4,200)

Balance at December 31, 2004	$9,816
Additions	1,464
Deductions	(2,382)

Balance at December 31, 2005	$8,898

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2005
(In thousands, except share data, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$182,199	$—	$—	$182,199
Other current assets	24,489	—	—	24,489

Total current assets	206,688	—	—	206,688

THEATRE PROPERTIES AND EQUIPMENT — net	790,566	—	—	790,566

OTHER ASSETS	115,034	7,592	(7,592)	115,034

TOTAL ASSETS	$1,112,288	$7,592	$(7,592)	$1,112,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Current portion of long-term debt	$6,871	$—	$—	$6,871
Income tax payable	13,144	—	—	13,144
Accounts payable and accrued expenses	140,052	—	—	140,052

Total current liabilities	160,067	—	—	160,067

LONG-TERM LIABILITIES
Long-term debt, excluding current portion	1,037,384	—	—	1,037,384
Other long-term liabilities	56,897	—	—	56,897

Total long-term liabilities	1,094,281	—	—	1,094,281

COMMITMENTS AND CONTINGENCIES	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,422	—	—	16,422

STOCKHOLDERS’ EQUITY (DEFICIENCY)	(158,482)	7,592	(7,592)	(158,482)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,112,288	$7,592	$(7,592)	$1,112,288

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2005
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$1,020,597	$—	$—	$1,020,597

COSTS AND EXPENSES
Cost of operations	762,089	—	—	762,089
General and administrative expenses	50,884	—	—	50,884
Depreciation and amortization	76,461	—	—	76,461
Impairment of long-lived assets	9,672	—	—	9,672
Loss on sale of assets and other	2,625	—	—	2,625

Total costs and expenses	901,731	—	—	901,731

OPERATING INCOME	118,866	—	—	118,866

OTHER INCOME (EXPENSE)	(82,286)	—	—	(82,286)

INCOME BEFORE INCOME TAXES	36,580	—	—	36,580

Income taxes	14,193	—	—	14,193

NET INCOME	$22,387	$—	$—	$22,387

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$22,387	$—	$—	$22,387

Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	79,176	—	—	79,176
Impairment of long-lived assets	9,672	—	—	9,672
Loss on sale of assets and other	2,625	—	—	2,625
Accretion of interest on senior discount notes	38,549	—	—	38,549
Other	(5,046)	—	—	(5,046)
Changes in assets and liabilities	18,170	(263)	—	17,907

Net cash provided by (used for) operating activities	165,533	(263)	—	165,270

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(75,605)	—	—	(75,605)
Proceeds from sale of theatre properties and equipment	1,317	—	—	1,317
Purchase of shares in National CineMedia	—	(7,329)	—	(7,329)
Investment in affiliate	(7,592)	—	7,592	—

Net cash used for investing activities	(81,880)	(7,329)	7,592	(81,617)

FINANCING ACTIVITIES
Capital contribution from parent	—	7,592	(7,592)	—
Issuance of common stock	5,000	—	—	5,000
Retirement of senior discount notes	(1,302)	—	—	(1,302)
Proceeds from long-term debt	660	—	—	660
Repayments of long-term debt	(6,671)	—	—	(6,671)
Debt issue costs	(239)	—	—	(239)
Increase in minority investment in subsidiaries	155	—	—	155
Decrease in minority investment in subsidiaries	(1,353)	—	—	(1,353)

Net cash provided by (used for) financing activities	(3,750)	7,592	(7,592)	(3,750)

Effect of exchange rate changes on cash and cash equivalents	2,048	—	—	2,048

INCREASE IN CASH AND CASH EQUIVALENTS	81,951	—	—	81,951

CASH AND CASH EQUIVALENTS:
Beginning of period	100,248	—	—	100,248

End of period	$182,199	$—	$—	$182,199

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

EXHIBITS
TO
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR
CINEMARK, INC.
FOR FISCAL YEAR ENDED
DECEMBER 31, 2005

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

E-4