Form 10-Q
period 2006-06-30
CINEMARK INC
filed 2006-08-14
CIK 1173463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     As of July 31, 2006, 27,896,316 shares of Class A common stock were outstanding.

CINEMARK, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,381	$182,199
Inventories	5,030	4,546
Accounts receivable	22,852	15,405
Prepaid expenses and other	3,751	4,538

Total current assets	171,014	206,688

THEATRE PROPERTIES AND EQUIPMENT	1,431,876	1,398,798
Less accumulated depreciation and amortization	635,266	608,232

Theatre properties and equipment — net	796,610	790,566

OTHER ASSETS
Goodwill	43,241	42,107
Intangible assets — net	8,927	9,958
Investments in and advances to affiliates	7,176	8,593
Deferred charges and other assets — net	53,927	54,376

Total other assets	113,271	115,034

TOTAL ASSETS	$1,080,895	$1,112,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Current portion of long-term debt	$5,361	$6,871
Income tax payable	4,093	13,144
Accounts payable and accrued expenses	129,151	140,052

Total current liabilities	138,605	160,067

LONG-TERM LIABILITIES
Senior credit agreements	258,020	260,076
Senior subordinated notes	756,453	777,308
Deferred income taxes	9,795	15,591
Deferred lease expenses	30,083	29,518
Deferred gain on sale leasebacks	3,092	3,275
Deferred revenues and other long-term liabilities	6,578	8,513

Total long-term liabilities	1,064,021	1,094,281

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,237	16,422

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Class A common stock, $0.001 par value: 40,000,000 shares authorized and 27,896,316 shares issued and outstanding	28	28
Additional paid-in-capital	605,875	604,443
Retained deficit	(681,675)	(702,768)
Accumulated other comprehensive loss	(62,196)	(60,185)

Total stockholders’ equity (deficiency)	(137,968)	(158,482)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,080,895	$1,112,288

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES
Admissions	$182,862	$157,749	$336,530	$308,909
Concession	91,901	80,335	169,973	154,103
Other	20,342	14,943	34,591	27,696

Total revenues	295,105	253,027	541,094	490,708

COSTS AND EXPENSES
Cost of operations (excludes depreciation and amortization):
Film rentals and advertising	100,298	88,348	179,246	167,249
Concession supplies	14,807	12,650	26,847	24,395
Salaries and wages	26,959	25,442	51,486	49,725
Facility lease expense	36,623	32,945	72,450	65,836
Utilities and other	33,337	29,683	65,457	58,862

Total cost of operations	212,024	189,068	395,486	366,067

General and administrative expenses	15,428	12,241	29,510	24,558
Depreciation and amortization	20,011	19,667	40,180	37,921
Impairment of long-lived assets	647	—	923	226
Loss on sale of assets and other	815	150	1,543	838

Total costs and expenses	248,925	221,126	467,642	429,610

OPERATING INCOME	46,180	31,901	73,452	61,098

OTHER INCOME (EXPENSE)
Interest expense	(21,880)	(20,476)	(43,911)	(40,364)
Amortization of debt issue costs	(1,024)	(986)	(2,056)	(1,963)
Interest income	1,580	1,194	3,474	2,024
Foreign currency exchange gain (loss)	695	(878)	755	(960)
Loss on early retirement of debt	(3,315)	—	(3,315)	—
Equity in income (loss) of affiliates	(79)	28	(1,268)	122
Minority interests in income of subsidiaries	(885)	(340)	(1,157)	(440)

Total other expenses	(24,908)	(21,458)	(47,478)	(41,581)

INCOME BEFORE INCOME TAXES	21,272	10,443	25,974	19,517

Income taxes	7,349	2,304	4,881	5,479

NET INCOME	$13,923	$8,139	$21,093	$14,038

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$21,093	$14,038

Noncash items in net income:
Depreciation	39,047	36,219
Amortization of intangible and other assets	1,133	1,702
Amortization of foreign advanced rents	582	699
Amortization of debt issue costs	2,056	1,963
Amortization of gain on sale leasebacks	(183)	(183)
Amortization of debt premium	(782)	(782)
Amortization of deferred revenues	(188)	(154)
Impairment of long-lived assets	923	226
Stock option compensation expense	1,432	—
Loss on sale of assets and other	1,543	838
Write-off unamortized debt issue costs related to early retirement of debt	1,183	—
Accretion of interest on senior discount notes	20,258	18,843
Deferred lease expenses	565	681
Deferred income tax expenses	(5,796)	(2,300)
Equity in (income) loss of affiliates	1,268	(122)
Minority interests in income of subsidiaries	1,157	440

Changes in assets and liabilities:
Inventories	(484)	(598)
Accounts receivable	(7,447)	(4,026)
Prepaid expenses and other	787	(39)
Other assets	(4,613)	(11,986)
Advances with affiliates	(122)	(160)
Accounts payable and accrued expenses	(7,653)	(4,387)
Other long-term liabilities	404	294
Income tax receivable/payable	(9,051)	13,836

Net cash provided by operating activities	57,112	65,042

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(55,064)	(27,849)
Proceeds from sale of theatre properties and equipment	178	1,249
Return of capital from affiliates	271	284

Net cash used for investing activities	(54,615)	(26,316)

FINANCING ACTIVITIES
Retirement of senior discount notes	(30,331)	—
Retirement of senior subordinated notes	(10,000)	—
Proceeds from long-term debt	963	—
Repayments of long-term debt	(3,570)	(3,238)
Other	(1,601)	186

Net cash used for financing activities	(44,539)	(3,052)

Effect of exchange rate changes on cash and cash equivalents	(776)	2,910

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,818)	38,584

CASH AND CASH EQUIVALENTS:
Beginning of period	182,199	100,248

End of period	$139,381	$138,832

SUPPLEMENTAL INFORMATION (See Note 10)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. The Company and Basis of Presentation
     Cinemark, Inc. and subsidiaries (the “Company”) are one of the leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil, Colombia and Taiwan during the six months ended June 30, 2006.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2005, included in the Annual Report filed March 28, 2006, on Form 10-K by the Company under the Securities Exchange Act of 1934. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements and Tax Regulations
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt FIN 48 in the first quarter of 2007.
     On May 18, 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.
3. Investment in National CineMedia
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
     The Company is accounting for its investment in National CineMedia under the equity method of accounting. The Company’s investment in National CineMedia is included in investments in and advances to affiliates on the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2006, the Company received a $271 return of its capital investment from National CineMedia and recorded an equity loss of $1,299. As of June 30, 2006, the Company’s investment in National CineMedia was approximately $5,759. The Company recorded $10,444 and $0 of other revenue from National CineMedia during the six months ended June 30, 2006 and June 30, 2005, respectively, related to screen advertising and other ancillary streams of revenue. The Company had a

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
receivable recorded in the amount of $8,421 and $58 due from National CineMedia related to screen advertising and other ancillary streams of revenue as of June 30, 2006 and December 31, 2005, respectively.
     Under the terms of its agreement with National CineMedia, the Company installed digital distribution technology in certain of its domestic theatres. The Company has spent approximately $21,000 for digital projectors and related equipment necessary to show various digital media to meet the requirements of this agreement.
     As part of the joint venture, the Company, Regal Entertainment Group, AMC Entertainment Inc. and National CineMedia signed a promissory note under which the Company, Regal Entertainment Group and AMC Entertainment Inc. were obligated to make loans to National CineMedia on a revolving basis as needed. The maximum amount that National CineMedia could borrow under the note was $11,000 for which the Company’s obligation was approximately $2,300. Amounts borrowed by National CineMedia were due in full upon the earlier of March 31, 2007 or an event of default as defined in the promissory note. During March 2006, National CineMedia secured a $20,000 revolving credit facility with various lenders. The Company is not a party to nor has any obligation under this credit facility. As of June 30, 2006, all amounts due under the promissory note were repaid in full by National CineMedia and the Company no longer has any obligation to make loans to National CineMedia.
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
     On September 30, 2004, the Company granted options to purchase 2,361,590 shares under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). Options to purchase 234,219 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009 and expire ten years from the grant date. On January 28, 2005, the Company granted options to purchase 4,075 shares under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). The options granted during January

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
2005 vest daily over five years and the options expire ten years from the grant date. There were no grants under the Plan during the six months ended June 30, 2006 nor were there any options exercised.
     For each 2004 and 2005 grant, the fair values of the options were estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2004	January 28, 2005
	Grant	Grant
Expected life	6.5 years	6.5 years
Expected volatility[1]	39%	44%
Risk-free interest rate	3.79%	3.93%
Dividend yield	0%	0%

[1]	Expected volatility is based on historical volatility of the common stock price of comparable public companies.
Below is a summary of activity under the Plan for the six months ended June 30, 2006:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at 12/31/05	2,365,665	$22.58
Granted	—	$—
Exercised	—	$—
Forfeited	(3,075)	$22.58

Outstanding at 6/30/06	2,362,590	$22.58

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) eliminated the intrinsic value measurement objective in Accounting Principles Board (“APB”) Opinion No. 25 and generally requires a Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires a Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
     The Company applied SFAS No. 123(R) using the “modified prospective method’’, under which it recognized compensation cost for all awards granted, modified or settled on or after January 1, 2006 and for the unvested portion of previously granted awards that were outstanding on January 1, 2006. The Company had approximately 1,538,062 unvested options outstanding on January 1, 2006 and recorded compensation expense of $1,432 and a tax benefit of approximately $502 during the six months ended June 30, 2006 related to these outstanding options. As of June 30, 2006, the unrecognized compensation cost related to these unvested options was $7,876. The weighted average period over which these remaining compensation costs will be recognized is approximately 2.75 years.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     The Company applied APB Opinion No. 25 and related interpretations in accounting for stock option plans prior to the adoption of SFAS 123(R). Had compensation costs been determined based on the fair value at the date of grant for awards under the plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income for the three and six months ended June 30, 2005 would have been reduced to the pro-forma amounts indicated below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$8,139	$14,038
Compensation expense included in reported net income, net of tax	—	—
Compensation expense under fair value method, net of tax	(741)	(1,482)

Pro-forma net income	$7,398	$12,556

5. Early Retirement of Long-Term Debt
     During May 2006, as part of three open market purchases, the Company repurchased $10,000 aggregate principal amount of its 9% senior subordinated notes for approximately $10,977, including accrued and unpaid interest. The transactions were funded by the Company with available cash from operations. As a result of the transactions, the Company recorded a loss on early retirement of debt of $941 during the six months ended June 30, 2006, which included premiums paid and the write-off of unamortized debt issue costs related to the retired senior subordinated notes. As of June 30, 2006, the Company had outstanding $332,250 aggregate principal amount of its 9% senior subordinated notes.
     During May 2006, as part of four open market purchases, the Company repurchased $39,775 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31,745. The Company funded these transactions upon receipt of a $31,745 dividend from Cinemark USA, Inc. that was paid with available cash from its operations. As a result of the transactions, the Company recorded a loss on early retirement of debt of $2,375 during the six months ended June 30, 2006, which included premiums paid and the write-off of unamortized debt issue costs related to the retired senior discount notes. As of June 30, 2006, the Company has outstanding $535,558 aggregate principal amount at maturity of its 9 3/4% senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
6. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

		Tax Impact of	Foreign Currency
	Balance at	Tax Deductible	Translation	Balance at
	December 31, 2005	Goodwill	Adjustment	June 30, 2006
United States	$4,265	$—	$—	$4,265
Brazil	29,730	(63)	1,656	31,323
Mexico	1,830	—	(113)	1,717
Argentina	231	—	(4)	227
Chile	3,490	—	(360)	3,130
Peru	2,561	—	18	2,579

Total	$42,107	$(63)	$1,197	$43,241

     Intangible assets consisted of the following:

			Foreign Currency
	Balance at		Translation	Balance at
	December 31, 2005	Additions	Adjustment	June 30, 2006
Intangible assets with finite lives:

Capitalized licensing fees:
Gross carrying amount	$8,250	$—	$—	$8,250
Accumulated amortization	(2,591)	(276)	—	(2,867)

Net carrying amount	$5,659	$(276)	$—	$5,383

Vendor contracts:
Gross carrying amount	3,217	—	68	3,285
Accumulated amortization	(1,703)	(682)	—	(2,385)

Net carrying amount	$1,514	$(682)	$68	$900

Net favorable leases:
Gross carrying amount	1,392	—	42	1,434
Accumulated amortization	(232)	(86)	—	(318)

Net carrying amount	$1,160	$(86)	$42	$1,116

Other intangible assets:
Gross carrying amount	429	—	(3)	426
Accumulated amortization	(79)	(16)	—	(95)

Net carrying amount	$350	$(16)	$(3)	$331

Total net intangible assets with finite lives	$8,683	$(1,060)	$107	$7,730

Intangible assets with indefinite lives:
Tradename	1,259	—	(78)	1,181
Other unamortized intangible assets	16	—	—	16

Total intangible assets — net	$9,958	$(1,060)	$29	$8,927

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Aggregate amortization expense of $1,133 for the six months ended June 30, 2006 consisted of $1,060 of amortization of intangible assets and $73 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2006	$608
For the twelve months ended December 31, 2007	1,203
For the twelve months ended December 31, 2008	953
For the twelve months ended December 31, 2009	724
For the twelve months ended December 31, 2010	692
Thereafter	3,550

Total	$7,730

7. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the sharing of a market with other Company theatres, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period for leased properties, which includes the probability of renewal periods, and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was seven times for the evaluation performed during the three month and six month periods ended June 30, 2006. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value and the impairment loss is recognized in the Company’s condensed consolidated statements of income. During the six months ended June 30, 2006, the Company recorded asset impairment charges of $923 to write-down six United States theatres to their estimated fair values.
8. Foreign Currency Translation
     The accumulated other comprehensive loss account in stockholders’ equity of $62,196 and $60,185 at June 30, 2006 and December 31, 2005, respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Argentina, S.A., Cinemark Brasil S.A., Cinemark de Mexico, S.A. de C.V. and Cinemark Chile S.A. into U.S. dollars.
     In 2006 and 2005, all foreign countries where the Company has operations, including Argentina, Brazil, Mexico and Chile were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account recorded as an increase in, or reduction of, stockholders’ equity.
     On June 30, 2006, the exchange rate for the Brazilian real was 2.22 reais to the U.S. dollar (the exchange rate was 2.34 reais to the U.S. dollar at December 31, 2005). As a result, the effect of translating the June 30, 2006 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as an increase in stockholders’ equity of $4,688. At June 30, 2006, the total assets of the Company’s Brazilian subsidiaries were U.S. $110,197.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     On June 30, 2006, the exchange rate for the Mexican peso was 11.41 pesos to the U.S. dollar (the exchange rate was 10.71 pesos to the U.S. dollar at December 31, 2005). As a result, the effect of translating the June 30, 2006 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction in stockholders’ equity of $4,894. At June 30, 2006, the total assets of the Company’s Mexican subsidiaries were U.S. $86,965.
     On June 30, 2006, the exchange rate for the Argentine peso was 3.09 pesos to the U.S. dollar (the exchange rate was 3.03 pesos to the U.S. dollar at December 31, 2005). As a result, the effect of translating the June 30, 2006 Argentine financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction in stockholders’ equity of $289. At June 30, 2006, the total assets of the Company’s Argentine subsidiaries were U.S. $17,222.
     On June 30, 2006, the exchange rate for the Chilean peso was 573.27 pesos to the U.S. dollar (the exchange rate was 514.21 pesos to the U.S. dollar at December 31, 2005). As a result, the effect of translating the June 30, 2006 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive loss account as a reduction in stockholders’ equity of $1,241. At June 30, 2006, the total assets of the Company’s Chilean subsidiaries were U.S. $23,388.
9. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$13,923	$8,139	$21,093	$14,038
Foreign currency translation adjustment	(4,466)	15,955	(2,011)	15,225

Comprehensive income	$9,457	$24,094	$19,082	$29,263

10. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six months ended
	June 30,
	2006	2005
Cash paid for interest	$26,196	$21,892
Net cash paid (refunds received) for income taxes	$19,567	$(6,056)

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$(2,151)	$8,315

Changes in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(2,356)	$2,081

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
11. Financial Information About Geographic Areas
     The Company operates in one business segment as a motion picture exhibitor. The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Six months ended
	June 30,
Revenues	2006	2005
U.S. and Canada	$396,996	$367,616
Brazil	64,417	51,084
Mexico	36,295	36,049
Other foreign countries	44,250	36,719
Eliminations	(864)	(760)

Total	$541,094	$490,708

	June 30,	December 31,
Theatre Properties and Equipment-net	2006	2005
U.S. and Canada	$645,985	$634,938
Brazil	52,591	52,371
Mexico	51,015	55,366
Other foreign countries	47,019	47,891

Total	$796,610	$790,566

12. Related Party Transactions
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $106 of management fee revenues and received $300 in dividends from Laredo during the six months ended June 30, 2006. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $70 of facility lease expense payable to Plitt Plaza joint venture during the six months ended June 30, 2006.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its President, Alan Stock, which became effective on April 2, 2004, and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the six months ended June 30, 2006, the Company recorded $267 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statements of income. As of June 30, 2006, the amount owed to Mr. Stock under this agreement was approximately $165. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
13. Litigation
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
14. Subsequent Event
     On August 2, 2006, Cinemark Holdings Inc. (“Cinemark Holdings”) was formed to be the Delaware holding company of Cinemark, Inc.
     On August 7, 2006, Cinemark USA, Inc. announced it has entered into a definitive purchase agreement in which it will acquire all of the outstanding stock of Century Theatres, Inc. The equity purchase price is approximately $681,000 in addition to the assumption of debt. To finance the acquisition, Cinemark USA, Inc. plans to refinance its existing senior secured credit facility of $254,150 and Century’s senior credit facility of $360,000 with a new $1,120,000 senior secured term loan and will issue to the Century shareholders $150,000 of common stock in Cinemark Holdings. Cinemark USA, Inc. will utilize approximately $50,000 of its current cash to fund the payment of transaction expenses and the balance of the cash purchase price. Cinemark USA, Inc. also plans to increase its senior secured revolving credit line capacity to $150,000 with no amount drawn at closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. We expect our recent investment in National CineMedia to assist us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Highly successful films released during the six months ended June 30, 2006 included Ice Age 2: The Meltdown, The Da Vinci Code, X Men 3, Cars and Superman Returns. Film releases scheduled for the remainder of 2006 include high profile films such as Pirates of the Carribean: Dead Man’s Chest, Talladega Nights, Casino Royal and Happy Feet. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios.
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
     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms established prior to the opening of the picture or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the picture run, subject to the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run in theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. We recognize advertising costs and any sharing arrangements with film distributors in the same accounting period. Our advertising costs are expensed as incurred.
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
     Long-lived assets are evaluated for impairment on an individual theatre basis or a group basis if the group of theatres shares the same marketplace, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the possibility of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset with its estimated fair value. Fair values are determined based on a multiple of cash flows, which was seven times for the evaluation performed during the three month and six month periods ended June 30, 2006. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value.
Goodwill
     Our recorded goodwill was $43.2 million at June 30, 2006. We evaluate goodwill for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill may not be fully recoverable. We evaluate goodwill for impairment on an individual theatre basis, which is the lowest level of identifiable cash flows and the level at which goodwill is recorded. The evaluation is a two-step approach requiring us to compute the fair value of a theatre and compare it with its carrying value. If the carrying value exceeds fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was seven times for the most recent evaluation performed during the year ended December 31, 2005. When estimated fair value is determined to be lower than the carrying value of the asset, the asset is written down to its estimated fair value.
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

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	% of Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Admissions	62.0%	62.3%	62.2%	63.0%
Concession	31.1%	31.7%	31.4%	31.4%
Other	6.9%	6.0%	6.4%	5.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations [1]	71.8%	74.7%	73.1%	74.6%
General and administrative expenses	5.2%	4.8%	5.4%	5.0%
Depreciation and amortization	6.8%	7.8%	7.4%	7.8%
Impairment of long-lived assets	0.2%	0.0%	0.2%	0.0%
Loss on sale of assets and other	0.3%	0.1%	0.3%	0.2%

Total costs and expenses	84.3%	87.4%	86.4%	87.6%

Operating income	15.7%	12.6%	13.6%	12.4%

[1]	Excludes depreciation and amortization.
Three months ended June 30, 2006 and 2005
     Revenues. Total revenues for the three months ended June 30, 2006 (“second quarter of 2006”) increased to $295.1 million from $253.0 million for the three months ended June 30, 2005 (“second quarter of 2005”), representing a 16.6% increase. The table below summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	Three Months Ended
	June 30,
	2006	2005	% Change
Admissions revenues (in millions)	$182.9	$157.7	16.0%
Concession revenues (in millions)	$91.9	$80.3	14.4%
Other revenues (in millions)	$20.3	$15.0	35.3%
Total revenues (in millions)	$295.1	$253.0	16.6%

Attendance (in millions)	44.9	40.4	11.3%
Average ticket price	$4.07	$3.91	4.2%
Concession revenues per patron	$2.05	$1.99	2.8%
Revenues per screen	$87,225	$78,849	10.6%
     The increase in admissions revenues was attributable to an 11.3% increase in attendance from 40.4 million patrons for the second quarter of 2005 to 44.9 million patrons for the second quarter of 2006 and a 4.2% increase in average ticket price, which increased from $3.91 for the second quarter of 2005 to $4.07 for the second quarter of 2006. The increase in concession revenues was attributable to the 11.3% increase in attendance and a 2.8% increase in concession revenues per patron, which increased from $1.99 for the second quarter of 2005 to $2.05 for the second quarter of 2006. The increase in attendance was attributable to the solid slate of films released during the second quarter of 2006 and new theatre openings. The increases in average ticket prices and concession revenues per patron were primarily due to price increases successfully implemented during the fourth quarter of 2005 and also due to favorable exchange rates in certain countries in which we operate. The 35.3% increase in other revenues was primarily attributable to the incremental screen advertising revenues resulting from the Company’s participation in the joint venture with National CineMedia.
     Cost of Operations. Cost of operations was $212.0 million, or 71.8% of revenues, for the second quarter of 2006 compared to $189.1 million, or 74.7% of revenues, for the second quarter of 2005. The decrease, as a percentage of revenues, was primarily due to the 16.6% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs.
     Film rentals and advertising costs were $100.3 million, or 54.8% of admissions revenues, for the second quarter of 2006 compared to $88.3 million, or 56.0% of admissions revenues, for the second quarter of 2005. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to a more favorable mix of films resulting in lower average film rental rates in the second quarter of 2006 compared with the second quarter of 2005 which had certain films with higher than average film rental rates. Concession supplies expense was $14.8 million, or 16.1% of concession revenues, for the second quarter of 2006 period compared to $12.7 million, or 15.7% of concession revenues, for the second quarter of 2005. The increase in concession supplies expense as a percentage of concession revenues was primarily due to increased costs of certain concession products sold.
     Salaries and wages increased to $27.0 million for the second quarter of 2006 from $25.4 million for the second quarter of 2005 primarily due to the 11.3% increase in attendance and new theatre openings. Facility lease expense increased to $36.6 million for the second quarter of 2006 from $32.9 million for the second quarter of 2005 primarily due to new theatre openings. Utilities and other costs increased to $33.3 million for the second quarter of 2006 from $29.7 million for the second quarter of 2005 primarily due to higher utility and janitorial supplies costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $15.4 million for the second quarter of 2006 from $12.2 million for the second quarter of 2005. The increase was primarily due to increased incentive compensation expense and stock option compensation expense related to the adoption of SFAS No. 123 (R). See Note 4 to the condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense was $20.0 million for the second quarter of 2006 compared to $19.7 million for the second quarter of 2005. The increase is primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.6 million for the second quarter of 2006. Impairment charges included the write-down of three theatres in the United States to their fair values.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.8 million during the second quarter of 2006 compared to $0.2 million during the second quarter of 2005.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $22.9 million for the second quarter of 2006 compared to $21.5 million for the second quarter of 2005. The increase was due to increased interest rates on our variable rate debt outstanding.
     Loss on Early Retirement of Debt. During the second quarter of 2006, we recorded a loss on early retirement of debt of $3.3 million as a result of the repurchase of $10.0 million aggregate principal amount of our 9% senior subordinated notes and the repurchase of $39.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 5 to the condensed consolidated financial statements.
     Income Taxes. Income tax expense of $7.3 million was recorded for the second quarter of 2006 compared to $2.3 million recorded for the second quarter of 2005. The effective tax rate was 34.5% for the second quarter of 2006 versus 22.1% for the second quarter of 2005. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effect of significant infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2006 and 2005
     Revenues. Total revenues for the six months ended June 30, 2006 (“the 2006 period”) increased to $541.1 million from $490.7 million for the six months ended June 30, 2005 (“the 2005 period”), representing a 10.3% increase. The table below summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	Six Months Ended
	June 30,
	2006	2005	% Change
Admissions revenues (in millions)	$336.5	$308.9	8.9%
Concession revenues (in millions)	$170.0	$154.1	10.3%
Other revenues (in millions)	$34.6	$27.7	24.9%
Total revenues (in millions)	$541.1	$490.7	10.3%

Attendance (in millions)	83.4	80.4	3.8%
Average ticket price	$4.03	$3.84	5.0%
Concession revenues per patron	$2.04	$1.92	6.3%
Revenues per screen	$161,026	$153,442	4.9%
     The increase in admissions revenues was attributable to a 3.8% increase in attendance from 80.4 million patrons for the 2005 period to 83.4 million patrons for the 2006 period and a 5.0% increase in average ticket price, which increased from $3.84 for the 2005 period to $4.03 for the 2006 period. The increase in concession revenues was attributable to the 3.8% increase in attendance and a 6.3% increase in concession revenues per patron, which increased from $1.92 for the 2005 period to $2.04 for the 2006 period. The increase in attendance was attributable to the solid slate of films released during the 2006 period and new theatre openings. The increases in average ticket price and concession revenues per patron were primarily due to price increases successfully implemented during the fourth quarter of 2005 and also due to favorable exchange rates in certain countries in which we operate. The 24.9% increase in other revenues was primarily attributable to the incremental screen advertising revenues resulting from the Company’s participation in the joint venture with National CineMedia.
     Cost of Operations. Cost of operations was $395.5 million, or 73.1% of revenues, for the 2006 period compared to $366.1 million, or 74.6% of revenues, for the 2005 period. The decrease, as a percentage of revenues, was primarily due to the 10.3% increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs.
     Film rentals and advertising costs were $179.2 million, or 53.3% of admissions revenues, for the 2006 period compared to $167.2 million, or 54.1% of admissions revenues, for the 2005 period. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to a more favorable mix of films resulting in lower average film rental rates in the 2006 period compared with the 2005 period which had certain films with higher than average film rental rates. Concession supplies expense was $26.8 million, or 15.8% of concession revenues, for the 2006 period compared to $24.4 million, or 15.8% of concession revenues, for the 2005 period.
     Salaries and wages increased to $51.5 million for the 2006 period from $49.7 million for the 2005 period primarily due to the 3.8% increase in attendance and new theatre openings. Facility lease expense increased to $72.5 million for the 2006 period from $65.8 million for the 2005 period primarily due to new theatre openings. Utilities and other costs increased to $65.5 million for the 2006 period from $58.9 million for the 2005 period primarily due to higher utility and janitorial supplies costs and new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $29.5 million for the 2006 period from $24.6 million for the 2005 period. The increase was primarily due to increased incentive compensation expense and stock option compensation expense related to the adoption of SFAS No. 123 (R). See Note 4 to the condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense was $40.2 million for the 2006 period compared to $37.9 million for the 2005 period. The increase is primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $0.9 million for the 2006 period compared to $0.2 million for the 2005 period. Impairment charges for 2006 included the write-down of six theatres in the United States to their fair values. Impairment charges for 2005 included the write-down of two theatres in the United States to their fair values.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.5 million during the 2006 period compared to $0.8 million during the 2005 period.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $46.0 million for the 2006 period compared to $42.3 million for the 2005 period. The increase was due to increased interest rates on our variable rate debt outstanding.
     Loss on Early Retirement of Debt. During the 2006 period, we recorded a loss on early retirement of debt of $3.3 million as a result of the repurchase of $10.0 million aggregate principal amount of our 9% senior subordinated notes and the repurchase of $39.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 5 to the condensed consolidated financial statements.
     Income Taxes. Income tax expense of $4.9 million was recorded for the 2006 period compared to $5.5 million recorded for the 2005 period. The effective tax rate was 18.8% for the 2006 period versus 28.1% for the 2005 period. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effect of significant infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate. The interim tax rate for the 2006 period reflects the release of the valuation allowance on our Brazilian deferred tax assets.
Liquidity and Capital Resources
Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. We also continue to expand the number of theatres that provide the patron a choice of using a credit card, in place of cash, which we convert to cash in approximately three to four days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities, as reflected in the condensed consolidated statements of cash flows, amounted to $57.1 million for the six months ended June 30, 2006 compared to $65.0 million for the six months ended June 30, 2005.
Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our amended senior secured credit facility. Cash used for investing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $54.6 million for the six months ended June 30, 2006 compared to $26.3 million for the six months ended June 30, 2005. The increase in cash used for investing activities in 2006 was primarily related to increased capital expenditures. Capital expenditures for the six months ended June 30, 2006 included capital expenditures for new theatres of $33.7 million and capital expenditures for existing theatres of $21.4 million.
     We continue to expand our U.S. theatre circuit. We opened nine new theatres with 106 screens during the six months ended June 30, 2006. At June 30, 2006, our total domestic screen count was 2,469 screens (12 of which are in Canada). At June 30, 2006, we had signed commitments to open five new theatres with 73 screens in domestic markets by the end of 2006 and open six new theatres with 88 screens subsequent to 2006. We estimate the remaining capital expenditures for the development of these 161 screens will be approximately $30 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We opened three new theatres with 20 screens during the six months ended June 30, 2006, bringing our total international screen count to 932 screens. At June 30, 2006, we had signed commitments to open four new theatres with 33 screens in international markets by the end of 2006 and open five new theatres with 42 screens subsequent to 2006. We estimate the remaining capital expenditures for the development of these 75 screens in international markets will be approximately $35 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our amended senior secured credit facility, subordinated note borrowings, proceeds from sale-leaseback transactions and/or sales of excess real estate.
Financing Activities
     Cash used for financing activities, as reflected in the condensed consolidated statements of cash flows, amounted to $44.5 million for the six months ended June 30, 2006 compared to $3.0 million for the six months ended June 30, 2005. The increase in cash used for financing activities in 2006 was primarily related to the early retirement of long term debt in May 2006. The Company repurchased $10.0 million aggregate principal amount of its 9% senior subordinated notes and repurchased $39.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes (see Note 5).
     We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities.
     As of June 30, 2006, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	4 - 5 Years	5 Years
Long-term debt[1]	$1,141.5	$5.4	$9.9	$248.1	$878.1
Scheduled interest payments on long-term debt[2]	562.1	48.0	109.9	185.5	218.7
Lease obligations	1,534.7	125.5	258.4	243.4	907.4
Letters of credit	0.1	0.1	—	—	—
Employment agreements	9.3	3.1	6.2	—	—
Purchase commitments[3]	71.4	26.7	42.9	1.2	0.6

Total obligations	$3,319.1	$208.8	$427.3	$678.2	$2,004.8

[1]	Includes the 9 3/4% senior discount notes in the principal amount at maturity of $535.6 million.

[2]	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on June 30, 2006.

[3]	Includes estimated capital expenditures associated with the construction of new theatres to which we were committed as of June 30, 2006.
     As of June 30, 2006, we were in full compliance with all agreements governing our outstanding debt.
Recent Developments
     On August 2, 2006, Cinemark Holdings, Inc. (“Cinemark Holdings”) was formed to be the Delaware holding company of Cinemark, Inc.
     On August 7, 2006, Cinemark USA, Inc. announced it has entered into a definitive purchase agreement in which it will acquire all of the outstanding stock of Century Theatres, Inc. The equity purchase price is approximately $681.0 million in addition to the assumption of debt. To finance the acquisition, Cinemark USA, Inc. plans to refinance its existing senior secured credit facility of $254.2 million and Century’s senior credit facility of $360.0 million with a new $1,120.0 million senior secured term loan and will issue to the Century shareholders $150.0 million of common stock in Cinemark Holdings. Cinemark USA, Inc. will utilize approximately $50.0 million of its current cash to fund the payment of transaction expenses and the balance of the cash purchase price. Cinemark USA, Inc. also plans to increase its senior secured revolving credit line capacity to $150.0 million with no amount drawn at closing.

Senior Discount Notes
     On March 31, 2004, we issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of approximately $360.0 million were used to fund in part the merger between us and a subsidiary of Madison Dearborn Partners, LLC that occurred on April 2, 2004. Interest on the notes accretes until March 15, 2009, up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to our holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from our subsidiaries.
     On September 22, 2005, we repurchased $1.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes as part of an open market purchase for approximately $1.3 million, including accreted interest.
     During May 2006, as part of four open market purchases, we repurchased $39.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes for approximately $31.7 million. We funded these transactions upon receipt of a $31.7 million dividend from Cinemark USA, Inc. that was paid with available cash from its operations. As a result of these transactions, we recorded a loss on early retirement of debt of approximately $2.4 million during the six months ended June 30, 2006, which included premiums paid and the write-off of unamortized debt issue costs related to the retired senior discount notes.
     As of June 30, 2006, the accreted principal balance of the notes was approximately $413.9 million and the aggregate principal amount at maturity will be approximately $535.6 million.
     The indenture governing the senior discount notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. Upon a change of control of Cinemark, Inc., we would be required to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase. We have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of ours that are effectively subordinated to the indebtedness and other liabilities of our subsidiaries.
Senior Subordinated Notes
     As of June 30, 2006, Cinemark USA, Inc. had outstanding approximately $332.3 million aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. Cinemark USA, Inc. may redeem all or part of the existing 9% notes on or after February 1, 2008.
     During May 2006, as part of three open market purchases, Cinemark USA, Inc. repurchased $10.0 million aggregate principal amount of its 9% senior subordinated notes for approximately $11.0 million, including accrued and unpaid interest. The transactions were funded by Cinemark USA, Inc. with available cash from operations. As a result of the transactions, Cinemark USA, Inc. recorded a loss on early retirement of debt of $0.9 million during the six months ended June 30, 2006, which included premiums paid and the write-off of unamortized debt issue costs related to the retired senior subordinated notes.
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
     The indenture governing the senior subordinated notes contain covenants that limit, among other things, dividends, transactions with affiliates, investments, sale of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. Upon a change of control of Cinemark USA, Inc., Cinemark USA, Inc. would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase. The indenture governing the senior subordinated notes allow Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in each indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

Senior Secured Credit Facility
     At June 30, 2006, there was approximately $254.2 million outstanding under Cinemark USA, Inc.’s amended term loan and no borrowings outstanding under the amended revolving credit line. Approximately $99.9 million was available for borrowing under the amended revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the amended senior secured credit facility at June 30, 2006 was 6.9% per annum.
     On July 7, 2006, Cinemark USA, Inc.’s amended senior secured credit facility was amended again with an effective date of June 30, 2006. Certain debt covenant ratios and the restricted payment provision of the agreement, among other things, were amended at this time.
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
Cinemark Chile Note Payable
     On March 26, 2002, Cinemark Chile S.A. entered into a Debt Acknowledgment, Rescheduling and Joint Guarantee and Co-Debt Agreement with Scotiabank Sud Americano and three local banks. Under this agreement, Cinemark Chile S.A. borrowed the U.S. dollar equivalent of approximately $10.6 million in Chilean pesos (adjusted for inflation pursuant to the Unidades de Fomento). On September 29, 2004, Cinemark Chile S.A. refinanced the outstanding debt under an amended debt agreement with two of the original local banks, Corpbanca and Banco Security. The amended agreement requires 24 equal quarterly installments of principal plus accrued and unpaid interest, which commenced December 31, 2004. The agreement requires Cinemark Chile S.A. to maintain certain financial ratios and contains other restrictive covenants typical for agreements of this type such as a limitation on dividends. Funds borrowed under this agreement bear interest at the 90 day TAB Banking rate as published by the Association of Banks and Financial Institutions Act plus 1.5%. At June 30, 2006, approximately US$5.3 million was outstanding and the average interest rate on outstanding borrowings was 7.4% under this agreement.
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
Interest Rate Risk
     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. Our subsidiaries are currently parties to variable rate debt facilities. At June 30, 2006, there was an aggregate of approximately $263.3 million of variable rate debt outstanding under these facilities. Based on the interest rate levels in effect on the variable rate debt outstanding at June 30, 2006, a 100 basis point increase in market interest rates would not increase our annual interest expense or fair value by a material amount. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.
     The tables below provide information about our fixed rate and variable rate long-term debt agreements as of June 30, 2006 and December 31, 2005:

Expected Maturity as of June 30, 2006
(in millions)

									Average
	June 30,							Fair	Interest
	2007	2008	2009	2010	2011	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$878.1	$878.2	$769.4	9.5%
Variable rate	5.3	5.7	4.2	64.5	183.6	—	263.3	265.2	6.9%

Total debt	$5.4	$5.7	$4.2	$64.5	$183.6	$878.1	$1,141.5	$1,034.6

Expected Maturity as of December 31, 2005
(in millions)

									Average
	December 31,							Fair	Interest
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$928.7	$928.8	$792.8	9.5%
Variable rate	6.8	5.5	4.3	4.1	185.1	61.1	266.9	268.4	6.6%

Total debt	$6.9	$5.5	$4.3	$4.1	$185.1	$989.8	$1,195.7	$1,061.2

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. Based upon our equity ownership in our international subsidiaries as of June 30, 2006, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $17 million.
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
Item 5. Other Information
     Supplemental Schedules specified by the senior discount notes Indenture:

Page
Condensed Consolidating Balance Sheet Information (unaudited) as of June 30, 2006	28

Condensed Consolidating Statement of Income Information (unaudited) for the six months ended June 30, 2006	29

Condensed Consolidating Statement of Cash Flows Information (unaudited) for the six months ended June 30, 2006	30

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2006
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$139,373	$8	$—	$139,381
Other current assets	31,632	1	—	31,633

Total current assets	171,005	9	—	171,014

THEATRE PROPERTIES AND EQUIPMENT — net	796,610	—	—	796,610

OTHER ASSETS	115,737	5,759	(8,225)	113,271

TOTAL ASSETS	$1,083,352	$5,768	$(8,225)	$1,080,895

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Current portion of long-term debt	$5,361	$—	$—	$5,361
Income tax payable	4,093	—	—	4,093
Accounts payable and accrued expenses	129,151	—	—	129,151

Total current liabilities	138,605	—	—	138,605

LONG-TERM LIABILITIES
Long-term debt, excluding current portion	1,014,473	—	—	1,014,473
Other long-term liabilities	49,548	—	—	49,548

Total long-term liabilities	1,064,021	—	—	1,064,021

COMMITMENTS AND CONTINGENCIES	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,237	—	—	16,237

STOCKHOLDERS’ EQUITY (DEFICIENCY)	(135,511)	5,768	(8,225)	(137,968)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,083,352	$5,768	$(8,225)	$1,080,895

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$541,094	$—	$—	$541,094

COSTS AND EXPENSES
Cost of operations	395,486	—	—	395,486
General and administrative expenses	29,510	—	—	29,510
Depreciation and amortization	40,180	—	—	40,180
Impairment of long-lived assets	923	—	—	923
Loss on sale of assets and other	1,543	—	—	1,543

Total costs and expenses	467,642	—	—	467,642

OPERATING INCOME	73,452	—	—	73,452

OTHER EXPENSE	(45,021)	(1,290)	(1,167)	(47,478)

INCOME (LOSS) BEFORE INCOME TAXES	28,431	(1,290)	(1,167)	25,974

Income taxes	4,881	—	—	4,881

NET INCOME (LOSS)	$23,550	$(1,290)	$(1,167)	$21,093

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$23,550	$(1,290)	$(1,167)	$21,093
Noncash items in net income (loss)	62,899	1,299	—	64,198
Changes in assets and liabilities	(28,441)	262	—	(28,179)

Net cash provided by operating activities	58,008	271	(1,167)	57,112

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(55,064)	—	—	(55,064)
Proceeds from sale of theatre properties and equipment	178	—	—	178
Net transactions with affiliates	(633)	271	633	271

Net cash provided by (used for) investing activities	(55,519)	271	633	(54,615)

FINANCING ACTIVITIES
Capital contribution from parent	—	633	(633)	—
Retirement of senior discount notes	(30,331)	—	—	(30,331)
Retirement of senior subordinated notes	(10,000)	—	—	(10,000)
Proceeds from long-term debt	963	—	—	963
Repayments of long-term debt	(3,570)	—	—	(3,570)
Other	(1,601)	(1,167)	1,167	(1,601)

Net cash used for financing activities	(44,539)	(534)	534	(44,539)

Effect of exchange rate changes on cash and cash equivalents	(776)	—	—	(776)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,826)	8	—	(42,818)

CASH AND CASH EQUIVALENTS:
Beginning of period	182,199	—	—	182,199

End of period	$139,373	$8	$—	$139,381

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

Item 6. Exhibits

2.1	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.2	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(a)	Indenture dated as of March 31, 2004 between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(c)	Indenture dated February 11, 2003 between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(d)	First Supplemental Indenture dated as of May 7, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(e)	Second Supplemental Indenture dated as of November 11, 2004 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-047040) filed March 28, 2005).

4.2(d)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.4(i) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(h)	Second Amendment to Credit Agreement dated July 7, 2006, to the Amended and Restated Credit Agreement dated as of April 2, 2004 (as amended by the First Amendment dated as of August 18, 2004) by and among Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and the several banks and other financial institutions or entities thereto, and Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Cinemark USA, Inc. Form 8-K filed on July 7, 2006).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.10(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed November 10, 2004).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., Cinemark USA, Inc. and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Cinemark, Inc. Stockholders Agreement dated as of March 12, 2004, among Madison Dearborn Capital Partners IV, L.P., each of the investors listed on the Schedule of Mitchell Investors and each of the executives listed on the Schedule of Executives (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.10(b)	Amended and Restated Stockholders Agreement dated as of December 30, 2004 among Cinemark, Inc., Madison Dearborn Partners IV, LP, Lee Roy Mitchell, The Mitchell Special Trust, Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners, A LP and the other stockholders party thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-116292) filed January 4, 2005).

10.11(a)	Registration Agreement dated as of March 12, 2004 among the Company, Madison Dearborn Capital Partners IV, L.P., Lee Roy Mitchell and The Mitchell Special Trust (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.11(b)	First Amendment to Registration Agreement dated as of December 30, 2004 among Cinemark, Inc., Madison Dearborn Partners IV, LP, Lee Roy Mitchell, The Mitchell Special Trust, Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners, A LP and the other stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-116292) filed January 4, 2005).

10.12(a)	Cinemark, Inc. Long Term Incentive Plan Document, dated September 30, 2004 (incorporated by reference to Exhibit 10.19(a) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).

10.12(b)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.19(b) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).

10.13(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).

10.13(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).

*31.1	Certification of Chief Executive Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK, INC. Registrant
DATE: August 14, 2006

/s/ Alan W. Stock

Alan W. Stock President

/s/ Robert Copple

Robert Copple Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

2.2	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(a)	Indenture dated as of March 31, 2004 between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

4.2(c)	Indenture dated February 11, 2003 between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% Senior Subordinated Notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 19, 2003).

4.2(d)	First Supplemental Indenture dated as of May 7, 2003 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4 (File No. 333-104940) filed May 28, 2003).

4.2(e)	Second Supplemental Indenture dated as of November 11, 2004 between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-047040) filed March 28, 2005).

4.2(d)	Form of 9% Note (contained in the Indenture listed as Exhibit 4.2(h) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File 033-47040) filed March 19, 2003).

10.1(a)	Management Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.1(a) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed May 17, 2002).

10.1(b)	Management Agreement, dated as of September 10, 2002, between Cinemark USA, Inc. and Cinemark de Mexico (incorporated by reference to Exhibit 10.8 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1994).

10.1(c)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.1(d)	First Amendment to Management Agreement of Laredo Theatre, Ltd. effective as of December 10, 2003 between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(e)	Management Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.4(i) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.1(f)	First Amendment to Management Agreement of Cinemark Partners II, Ltd. dated as of January 5, 1998 by and between Cinemark USA, Inc. and Cinemark Partners II, Ltd. (incorporated by reference to Exhibit 10.1(f) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.1(g)	Management Services Agreement dated April 10, 2003 between Greeley Partners L.P. and CNMK Texas Properties, Ltd. (incorporated by reference to Exhibit 10.1(g) to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).
10.1(h)	Second Amendment to Credit Agreement dated July 7, 2006, to be effective as of June 30, 2006, to the Amended and Restated Credit Agreement dated as of April 2, 2004 (as amended by the First Amendment dated as of August 18, 2004) by and among Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and the several banks and other financial institutions or entities thereto, and Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Cinemark USA, Inc. Form 8-K filed on July 7, 2006).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.3(a)	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1994).

10.3(b)	License Agreement, dated September 1, 1994, between Cinemark Partners II, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.10(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 29, 1995).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4 (File No. 033-72114) filed on November 24, 1993).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(a)	Senior Secured Credit Agreement dated December 4, 1995 among Cinemark International, L.L.C. (f/k/a Cinemark II, Inc., Cinemark Mexico (USA) and Cinemark de Mexico (incorporated by reference to Exhibit 10.18 to Cinemark USA, Inc.’s Annual Report on Form 10-K (File No. 033-47040) filed April 1, 1996).

10.6(b)	First Amendment to Senior Secured Credit Agreement, dated as of September 30, 1996, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(b) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.6(c)	Second Amendment to Senior Secured Credit Agreement, dated as of September 28, 2000, by and among Cinemark II, Inc., Cinemark Mexico (USA), Inc. and Cinemark de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.11(c) to Cinemark, Inc.’s Registration Statement on Form S-1 (File No. 333-88618) filed on May 17, 2002).

10.7(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(b)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tim Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(d)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.7(f)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(a)	Amended and Restated Credit Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Legal Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.8(b)	First Amendment to the Amended and Restated Credit Agreement, dated August 18, 2004, among Cinemark, Inc., CNMK Holdings, Inc., Cinemark USA, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc. and Goldman Sachs Credit Partners LP, as Joint Lead Arrangers, Goldman Sachs Credit Partners LP, as Syndication Agent, Deutsche Bank Securities, Inc., The Bank of New York, General Electric Capital Corporation and CIBC Inc. as Documentation Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 10.15(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed November 10, 2004).

10.9	Amended and Restated Guaranty and Collateral Agreement, dated April 2, 2004, among Cinemark, Inc., CNMK Holdings Inc., Cinemark USA, Inc. and certain of it subsidiaries in favor of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.16 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q (File No. 033-47040) filed May 14, 2004).

10.10(a)	Cinemark, Inc. Stockholders Agreement dated as of March 12, 2004, among Madison Dearborn Capital Partners IV, L.P., each of the investors listed on the Schedule of Mitchell Investors and each of the executives listed on the Schedule of Executives (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.10(b)	Amended and Restated Stockholders Agreement dated as of December 30, 2004 among Cinemark, Inc., Madison Dearborn Partners IV, LP, Lee Roy Mitchell, The Mitchell Special Trust, Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners, A LP and the other stockholders party thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-116292) filed January 4, 2005).

10.11(a)	Registration Agreement dated as of March 12, 2004 among the Company, Madison Dearborn Capital Partners IV, L.P., Lee Roy Mitchell and The Mitchell Special Trust (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116292) filed June 8, 2004).

10.11(b)	First Amendment to Registration Agreement dated as of December 30, 2004 among Cinemark, Inc., Madison Dearborn Partners IV, LP, Lee Roy Mitchell, The Mitchell Special Trust, Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners, A LP and the other stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-116292) filed January 4, 2005).

10.12(a)	Cinemark, Inc. Long Term Incentive Plan Document, dated September 30, 2004 (incorporated by reference to Exhibit 10.19(a) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).

10.12(b)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.19(b) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).

10.13(a)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Venture II Equity Holdings Corporation, Inc. and Kristal Holdings Limited (incorporated by reference to Exhibit 10.20(a) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).

10.13(b)	Stock Purchase Agreement dated as of August 18, 2004, among Cinemark Empreendimentos e Participacoes, Ltda, Prona Global Ltd., Messrs. Edgar Gleich, Riccardo Arduini, Moises Pinsky, Eduardo Alalou, and Robert Luis Leme Klabin (incorporated by reference to Exhibit 10.20(b) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116292) filed November 10, 2004).

*31.1	Certification of Chief Executive Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer of Cinemark, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith