Form 10-K
period 2006-12-31
CINEMARK INC
filed 2007-03-28
CIK 1173463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 333-116292
CINEMARK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	01-0687923
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3900 Dallas Parkway
Suite 500
Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 665-1000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 28, 2007, 27,896,316 shares of Class A common stock were outstanding.
The registrant is privately held and there is no public trading market for its equity securities; therefore, the registrant is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

 i

Cautionary Statement Regarding Forward-Looking Statements
     This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based on our current expectations, assumptions, estimates and projections about our business and our industry. They include statements relating to:
•	future revenues, expenses and profitability;

•	the future development and expected growth of our business;

•	projected capital expenditures;

•	attendance at movies generally or in any of the markets in which we operate;

•	the number or diversity of popular movies released and our ability to successfully license and exhibit popular films;

•	national and international growth in our industry;

•	competition from other exhibitors and alternative forms of entertainment; and

•	determinations in lawsuits in which we are defendants.
     You can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties described in the “Risk Factors” section in Item 1A of this Form 10-K and elsewhere in this Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained in this Form 10-K. Forward-looking statements contained in this Form 10-K reflect our view only as of the date of this Form 10-K. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Certain Definitions
     Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark, Inc. and its consolidated subsidiaries, including Cinemark USA, Inc. and Century. Unless otherwise specified, all operating and other statistical data for the U.S. include one theatre in Canada. All references to Latin America are to Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Nicaragua, Panama and Peru. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2006.

PART I
Item 1. Business
The Company
     Cinemark, Inc. is a Delaware corporation, incorporated on May 16, 2002, and a wholly-owned subsidiary of Cinemark Holdings, Inc. We are the parent company of CNMK Holding, Inc., which is the parent company of Cinemark USA, Inc. On April 2, 2004, an affiliate of Madison Dearborn Partners, LLC, or MDP, acquired approximately 83% of our capital stock, pursuant to which a newly formed subsidiary owned by an affiliate of MDP was merged with and into us with our company continuing as the surviving corporation, hereinafter referred to as the MDP Merger. Simultaneously with the merger, MDP purchased shares of our common stock for approximately $518.2 million in cash. Management, including Lee Roy Mitchell, Chairman and then Chief Executive Officer, retained at such time an approximately 17% ownership interest in our company. Concurrently with the closing of the MDP Merger, we entered into a number of financing transactions, which significantly increased our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. In December 2004, MDP sold approximately 10% of its stock in Cinemark, Inc., to outside investors and in July 2005, we issued additional shares to another outside investor.
     Cinemark Holdings, Inc. was formed on August 2, 2006. On August 7, 2006, our stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc., hereinafter referred to as the Cinemark Share Exchange. The Cinemark Share Exchange and the acquisition of Century Theatres, Inc., or Century, were completed on October 5, 2006. The Century acquisition is reflected in our historical financial information from October 5, 2006. On October 5, 2006, we became a wholly owned subsidiary of Cinemark Holdings, Inc.
      Due to a change in reporting entity that occurred as a result of the Cinemark Share Exchange, Cinemark Holdings, Inc.'s accounting basis was pushed down to us as of the date of the Cinemark Share Exchange. Our financial statements are reflective of our historical basis for periods prior to the Cinemark Share Exchange, referred to as predecessor, and are reflective of the new basis for periods subsequent to the Cinemark Share Exchange, referred to as successor.
     Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, are available on our website free of charge under the heading “Corporate – Investor Relations” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission, or the SEC. Copies can also be obtained by mail from the Office of Public Reference at the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102. You may obtain information on the operation of the Office of Public Reference by calling the SEC at 1-800-SEC-0330.
Description of Business
     We are a leader in the motion picture exhibition industry with 396 theatres and 4,488 screens in the U.S. and Latin America. Our circuit is the third largest in the U.S. with 281 theatres and 3,523 screens in 37 states. We are the most geographically diverse circuit in Latin America with 115 theatres and 965 screens in 12 countries. During the year ended December 31, 2006, over 215 million patrons attended our theatres when giving effect to the Century acquisition as of the beginning of the year. Our modern theatre circuit features stadium seating for approximately 73% of our screens.
     We selectively build or acquire new theatres in markets where we can establish and maintain a strong market position. We believe our portfolio of modern theatres provides a preferred destination for moviegoers and contributes to our significant cash flows from operating activities. Our significant presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly as they look to increase revenues generated in Latin America. Our market leadership is attributable in large part to our senior executives, who average approximately 32 years of industry experience and have successfully navigated us through multiple business cycles.
     We grew our total revenue per patron at the highest compound annual growth rate, or CAGR, during the last three fiscal years among the three largest motion picture exhibitors in the U.S. Revenues, operating income and net income for the year ended December 31, 2006, were $1,220.6 million, $137.3 million and $8.4 million, respectively, and our operating income margin was 11.2%. On a pro forma basis for the Century acquisition, our revenues, operating income and net income for the year ended December 31, 2006, were $1,612.1 million, $185.5 million and $4.0 million, respectively, and our operating income margin was 11.5%. At December 31, 2006 we had cash and cash equivalents of $147.1 million and long-term debt, excluding capital leases, of $1,911.7 million. Approximately $1,126.7 million, or 59%, of our total long-term debt accrues interest at variable rates.
Acquisition of Century Theatres, Inc.
     On October 5, 2006, we completed the acquisition of Century, a national theatre chain headquartered in San Rafael, California with 77 theatres and 1,017 screens in 12 states, for a purchase price of approximately

$681 million and the assumption of approximately $360 million of Century debt. The acquisition of Century combines two family founded companies with common operating philosophies and cultures, strong operating performances and complementary geographic footprints. The key strategic benefits of the acquisition include:
     High Quality Theatres with Strong Operating Performance. Century’s theatre circuit is among the most modern in the U.S. based on 77% of their screens featuring stadium seating. Prior to the Century acquisition, Century achieved strong performance with revenues of $516.0 million, operating income of $59.9 million and net income of $18.1 million for its fiscal year ended September 28, 2006. These results are due in part to Century’s operating philosophy which is similar to Cinemark’s.
     Strengthens Our Geographic Footprint. The Century acquisition enhances our geographic diversity, strengthens our presence in key large- and medium-sized metropolitan and suburban markets such as Las Vegas, the San Francisco Bay Area and Tucson, and complements our existing footprint. The increased number of theatres and markets diversifies our revenues and broadens the composition of our overall portfolio.
     Leading Share in Attractive Markets. With the Century acquisition, we have a leading market share in a large number of attractive metropolitan and suburban markets. For the year ended December 31, 2006, on a pro forma basis we ranked either first or second by box office revenues in 28 out of our top 30 U.S. markets, including Chicago, Dallas, Houston, Las Vegas, Salt Lake City and the San Francisco Bay Area.
Participation in National CineMedia
     In March 2005, Regal Entertainment, Inc., or Regal, and AMC Entertainment, Inc., or AMC, formed National CineMedia, LLC, or NCM, and on July 15, 2005, we joined NCM, as one of the founding members. NCM operates the largest in-theatre network in the U.S. which delivers digital advertising content and digital non-film event content to the screens and lobbies of the three largest motion picture companies in the country. The digital projectors currently used to display advertising will not be used to exhibit digital film content or digital cinema. NCM’s primary activities that impact us include the following activities:
•	Advertising: NCM develops, produces, sells and distributes a branded, pre-feature entertainment and advertising program called “FirstLook,” along with an advertising program for its lobby entertainment network and various marketing and promotional products in theatre lobbies;

•	CineMeetings: NCM provides live and pre-recorded networked and single-site meetings and events in the theatres throughout its network; and

•	Digital Programming Events: NCM distributes live and pre-recorded concerts, sporting events and other non-film entertainment programming to theatres across its digital network.
     We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach a young, affluent and engaged audience on a highly targeted and measurable basis.
     On February 13, 2007, we received $389.0 million in connection with National CineMedia, Inc.’s or NCM, Inc.’s, initial public offering and related transactions, or the NCM transactions. As a result of these transactions, we will no longer receive a percentage of NCM’s revenue but rather a monthly theatre access fee which we expect will reduce the contractual amounts required to be paid to us by NCM. In addition, we expect to receive mandatory quarterly distributions of excess cash from NCM. Prior to the initial public offering of NCM Inc. common stock, our ownership interest in NCM was approximately 25% and subsequent to the completion of the offering we owned a 14% interest in NCM.

     In our international markets, we generally outsource our screen advertising to local companies who have established relationships with local advertisers that provide similar benefits as NCM.
Motion Picture Industry Overview
Domestic Markets
     The U.S. motion picture exhibition industry has a track record of long-term growth, with box office revenues growing at a CAGR of 5.7% over the last 35 years. Against this background of steady long-term growth, the exhibition industry has experienced periodic short-term increases and decreases in attendance, and consequently box office revenues. In 2006 the motion picture exhibition industry experienced a marked improvement over 2005 with box office revenue increasing 5.5%, after a decrease of 5.7% in 2005 over the prior year. Strong revenue and attendance growth has been driven by a steadily growing number of movie releases, which, according to Motion Picture Association of America, or MPAA, reached an all-time high of 607 in 2006, up 11%. We believe this trend will continue into 2007 with a strong slate of franchise films, such as Spider-Man 3, Shrek the Third, Pirates of the Caribbean: At World’s End and Harry Potter and the Order of the Phoenix.
     The following table represents the results of a survey by MPAA Worldwide Market Research outlining the historical trends in U.S. box office revenues for the ten year period from 1996 to 2006.

			Average
	U.S. Box		Ticket
Year	Office Revenues	Attendance	Price
	($ in millions)	(in millions)
1996	$5,912	1,339	$4.42
1997	$6,366	1,388	$4.59
1998	$6,949	1,481	$4.69
1999	$7,448	1,465	$5.06
2000	$7,661	1,421	$5.39
2001	$8,413	1,487	$5.65
2002	$9,520	1,639	$5.80
2003	$9,489	1,574	$6.03
2004	$9,539	1,536	$6.21
2005	$8,991	1,403	$6.41
2006	$9,488	1,449	$6.55
International Markets
     International growth has also been strong. According to MPAA, global box office revenues grew steadily at a CAGR of 8.2% from 2003 to 2006 as a result of the increasing acceptance of moviegoing as a popular form of entertainment throughout the world, ticket price increases and new theatre construction. According to PricewaterhouseCoopers LLP, Latin America's estimated box office revenue CAGR was 8.4% over the same period.
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
Drivers of Continued Industry Success
     We believe the following market trends will drive the continued growth and strength of our industry:

     Importance of Theatrical Success in Establishing Movie Brands and Subsequent Markets. Theatrical exhibition is the primary distribution channel for new motion picture releases. A successful theatrical release which “brands” a film is one of the major factors in determining its success in “downstream” markets, such as home video, DVD, and network, syndicated and pay-per-view television.
     Increased Importance of International Markets for Box Office Success. International markets are becoming an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $16 billion, or 63% of 2006 total worldwide box office revenues according to MPAA with many international blockbusters such as Pirates of the Caribbean: Dead Man’s Chest, The Da Vinci Code, Ice Age: The Meltdown, and Mission Impossible III. With continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant.
     Increased Investment in Production and Marketing of Films by Distributors. As a result of the additional revenues generated by domestic, international and “downstream” markets, studios have increased production and marketing expenditures at a CAGR of 5.5% and 6.3%, respectively since 1995. Over the last three years, third party funding sources such as hedge funds have also provided over $5 billion of incremental capital to fund film content production. This has led to an increase in “blockbuster” features, which attract larger audiences to theatres.
     Stable Long-term Attendance Trends. We believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the industry. Despite historical economic and industry cycles, attendance has grown at a 1.6% CAGR over the last 35 years to 1.45 billion patrons in 2006. According to Nielsen Entertainment/NRG, 80% of moviegoers stated their overall theatre experience in 2006 was time and money well spent. Additionally, younger moviegoers in the U.S. continue to be the most frequent patrons.
     Reduced Seasonality of Revenues. Box office revenues have historically been highly seasonal, with a majority of blockbusters being released during the summer and year-end holiday season. In recent years, the seasonality of motion picture exhibition has become less pronounced as studios have begun to release films more evenly throughout the year. This benefits exhibitors by allowing more effective allocation of the fixed cost base throughout the year.
     Convenient and Affordable Form of Out-Of-Home Entertainment. Moviegoing continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $6.55 in 2006. Average prices in 2006 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, range from approximately $22.40 to $61.60 per ticket according to MPAA. Movie ticket prices have risen at approximately the rate of inflation, while ticket prices for other forms of out-of-home entertainment have increased at higher rates.
Competitive Strengths
     We believe the following strengths allow us to compete effectively:
     Strong Operating Performance and Discipline. We generated operating income, net income and operating income margin of $137.3 million, $8.4 million and 11.2%, respectively, for the year ended December 31, 2006. Our strong operating performance is a result of our financial discipline, such as negotiating favorable theatre level economics and controlling theatre operating costs. We believe the Century acquisition will result in additional revenues and cost efficiencies to further improve our margins.
     Leading Position in Our U.S. Markets. We have a leading share in the U.S. metropolitan and suburban markets we serve. For the year ended December 31, 2006, on a pro forma basis we ranked either first or second based on box office revenues in 28 out of our top 30 U.S. markets, including Chicago, Dallas, Houston, Las Vegas, Salt Lake City and the San Francisco Bay Area. On average, the population in over 80% of our domestic markets, including Dallas, Las Vegas and Phoenix, is expected to grow 61% faster than the average growth rate of the U.S. population over the next five years, as reported by BIAfn and U.S. census data.

     Strategically Located in Heavily Populated Latin American Markets. Since 1993, we have invested throughout Latin America due to the growth potential of the region. We operate 115 theatres and 965 screens in 12 countries, generating revenues of $285.9 million for the year ended December 31, 2006. We have successfully established a significant presence in major cities in the region, with theatres in twelve of the fifteen largest metropolitan areas. With the most geographically diverse circuit in Latin America, we are an important distribution channel to the movie studios. The region’s improved economic climate and rising disposable income are also a source for growth. Over the last three years, the CAGR of our international revenue has been greater than that of our U.S. operations. We are well-positioned with our modern, large-format theatres and new screens to take advantage of this favorable economic environment for further growth and diversification of our revenues.
     Modern Theatre Circuit. We have one of the most modern theatre circuits in the industry which we believe makes our theatres a preferred destination for moviegoers in our markets. We feature stadium seating in 79% of our first run auditoriums, the highest percentage among the three largest U.S. exhibitors, and 81% of our international screens also feature stadium seating. During 2006, we continued our organic expansion by building 210 screens. We currently have commitments to build 382 additional screens over the next four years.
     Strong Balance Sheet with Significant Cash Flow from Operating Activities. We generate significant cash flow from operating activities as a result of several factors, including management’s ability to contain costs, predictable revenues and a geographically diverse, modern theatre circuit requiring limited maintenance capital expenditures. Additionally, a strategic advantage, which enhances our cash flows, is our ownership of land and buildings. We own 45 properties with an aggregate value in excess of $350 million. We believe our expected level of cash flow generation will provide us with the strategic and financial flexibility to pursue growth opportunities, support our debt payments and make dividend payments to our stockholders.
     Strong Management with Focused Operating Philosophy. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Alan Stock, President and Chief Operating Officer Timothy Warner and Chief Financial Officer Robert Copple, our management team has an average of approximately 32 years of theatre operating experience executing a focused strategy which has led to strong operating results. Our operating philosophy has centered on providing a superior viewing experience and selecting less competitive markets or clustering in strategic metropolitan and suburban markets in order to generate a high return on invested capital. This focused strategy includes strategic site selection, building appropriately-sized theatres for each of our markets, and managing our properties to maximize profitability. As a result, we grew our admissions and concessions revenues per patron at the highest CAGR during the last three fiscal years among the three largest motion picture exhibitors in the U.S.
Our Strategy
     We believe our operating philosophy and management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:
     Establish and Maintain Leading Market Positions. We will continue to seek growth opportunities by building or acquiring modern theatres that meet our strategic, financial and demographic criteria. We will continue to focus on establishing and maintaining a leading position in the markets we serve.
     Continue to Focus on Operational Excellence. We will continue to focus on achieving operational excellence by controlling theatre operating costs. Our margins reflect our track record of operating efficiency.
     Selectively Build in Profitable, Strategic Latin American Markets. Our international expansion will continue to focus primarily on Latin America through construction of American-style, state-of-the-art theatres in major urban markets.
Recent Developments
National CineMedia
     In March 2005, Regal and AMC formed NCM, and on July 15, 2005, we joined NCM, as one of the founding members. NCM operates the largest digital in-theatre network in the U.S. for cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture exhibition companies in the country. On February 13, 2007, NCM, Inc., a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM, Inc. public offering, NCM, Inc. became a member and the sole manager of NCM, and we amended the operating agreement of NCM and the Exhibitor Services Agreement pursuant to which NCM provides advertising, promotion and event services to our theatres.
     Prior to the initial public offering of NCM, Inc. common stock, our ownership interest in NCM was approximately 25% and subsequent to the completion of the offering we owned a 14% interest in NCM. Prior to pricing the initial public offering of NCM, Inc., NCM completed a recapitalization whereby (1) each issued and outstanding Class A unit of NCM was split into 44,291 Class A units, and (2) following such split of Class A Units, each issued and outstanding Class A Unit was recapitalized into one common unit and one preferred unit. As a result, we received 14,159,437 common units and 14,159,437 preferred units. All existing preferred units of NCM, or 55,850,951 preferred units, held by Regal, AMC and us were redeemed on a pro rata basis on February 13, 2007. NCM utilized the proceeds of its new $725.0 million term loan facility and a portion of the proceeds it received from NCM, Inc. from the initial public offering to redeem all of its outstanding preferred units. Each preferred unit was redeemed by NCM for $13.7782 and we received approximately $195.1 million as payment in full for redemption of all of our preferred units in NCM. Upon payment of such amount, each preferred unit was cancelled and the holders of the preferred units ceased to have any rights with respect to the preferred units.
     NCM has also paid us a portion of the proceeds it received from NCM, Inc. in the initial public offering for agreeing to modify NCM’s payment obligation under the prior exhibitor services agreement. The modification agreed to by us reflects a shift from circuit share expense under the prior exhibitor service agreement, which obligated NCM to pay us a percentage of revenue, to the monthly theatre access fee described below. The theatre access fee will significantly reduce the contractual amounts paid to us by NCM. In exchange for our agreement to so modify the agreement, NCM paid us approximately $174 million upon execution of the Exhibitor Services Agreement on February 13, 2007. Regal and AMC similarly altered their exhibitor services arrangements with NCM.

     At the closing of the initial public offering, the underwriters exercised their over-allotment option to purchase additional shares of common stock of NCM, Inc. at the initial public offering price, less underwriting discounts and commissions. In connection with the over-allotment option exercise, Regal, AMC and us each sold to NCM, Inc. common units of NCM on a pro rata basis at the initial public offering price, less underwriting discounts and expenses. We sold 1,014,088 common units to NCM, Inc. for proceeds of $19.9 million, and upon completion of this sale of common units, we owned 13,145,349 common units of NCM or a 14.0% interest. In the future, we expect to receive mandatory quarterly distributions of excess cash from NCM.
     In consideration for NCM’s exclusive access to our theatre attendees for on-screen advertising and use of off-screen locations within our theatres for the lobby entertainment network and lobby promotions, we will receive a monthly theatre access fee under the Exhibitor Services Agreement. The theatre access fee is composed of a fixed payment per patron, initially $0.07, and a fixed payment per digital screen, which may be adjusted for certain enumerated reasons. The payment per theatre patron will increase by 8% every five years, with the first such increase taking effect after 2011, and the payment per digital screen, initially $800 per digital screen per year, will increase annually by 5%, beginning after the end of fiscal 2007. The theatre access fee paid in the aggregate to Regal, AMC and us will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the Exhibitor Services Agreement), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to our beverage concessionaire, we are required to purchase such time from NCM at a negotiated rate. The Exhibitor Services Agreement has, except with respect to certain limited services, a term of 30 years.
Digital Cinema Implementation Partners LLC
     On February 12, 2007, we, along with AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC, or DCIP, to explore the possibility of implementing digital cinema in our theatres and to establish agreements with major motion picture studios for the implementation and financing of digital cinema. In addition, DCIP has entered into a digital cinema services agreement with NCM for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to certain approvals by us, AMC and Regal.
Repurchase of 9% Senior Subordinated Notes
     On March 6, 2007, we commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of our 9% senior subordinated notes, of which approximately $332.2 million aggregate principal amount remained outstanding. In connection with the tender offer, we solicited consents for certain proposed amendments to the indenture pursuant to which the 9% senior subordinated notes were issued. On March 20, 2007, approximately $332.0 million aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by us for approximately $360.2 million, including accrued interest and premiums paid. We funded the repurchase with the net proceeds received from NCM in connection with the consummation of its initial public offering and our modification of certain agreements with NCM. We will record a loss on early retirement of debt of approximately $7.6 million during the three months ended March 31, 2007, which will include the write-off of unamortized bond premiums, the write-off of unamortized debt issue costs, premiums paid and other fees associated with the repurchase.
Amendments to Credit Agreement
     On March 14, 2007, Cinemark USA, Inc. amended its new senior secured credit facility to, among other things, modify the interest rate on the term loans under the new senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “Eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the new senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM transaction or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans. The amendment was a condition precedent to the consummation of the tender offer for the 9% senior subordinated notes.
Parent Company’s Proposed Initial Public Offering
     On March 16, 2007, Cinemark Holdings, Inc., our parent company, filed Amendment No. 1 to its Registration Statement on Form S-1, File No. 333-140390 with the SEC in connection with its proposed initial public offering. Cinemark Holdings, Inc. expects to use the net proceeds that it receives from the offering to repay outstanding debt and for working capital and other general corporate purposes.
Amendment of Indenture Governing the 9% Senior Subordinated Notes
     On March 20, 2007, Cinemark USA, Inc. and the Bank of New York Trust Company, N.A. as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.

Theatre Operations
     As of December 31, 2006, we operated 396 theatres and 4,488 screens in 37 states, one Canadian province and 12 Latin American countries. Our theatres in the U.S. are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres in Latin America are primarily located in major metropolitan markets, which we believe are generally underscreened. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2006.
     United States Theatres

	Total	Total
State	Theatres	Screens
Texas	75	969
California	64	729
Ohio	19	207
Utah	12	155
Nevada	9	138
Colorado	7	111
Illinois	8	106
Arizona	7	98
Kentucky	7	83
Oregon	6	82
Pennsylvania	5	73
Louisiana	5	68
Oklahoma	6	67
New Mexico	4	54
Virginia	4	52
Michigan	3	50
Indiana	5	46
North Carolina	4	41
Mississippi	3	41
Florida	2	40
Iowa	4	39
Arkansas	3	30
Georgia	2	27
New York	2	27
South Carolina	2	22
Kansas	1	20
Alaska	1	16
New Jersey	1	16
Missouri	1	14
South Dakota	1	14
Tennessee	1	14
Wisconsin	1	14
Massachusetts	1	12
Delaware	1	10
West Virginia	1	10
Minnesota	1	8
Montana	1	8

Total United States	280	3,511
Canada	1	12

Total	281	3,523

International Theatres

	Total	Total
Country	Theatres	Screens
Brazil	36	311
Mexico	30	293
Chile	12	91
Central America(1)	12	80
Argentina	9	77
Colombia	8	50
Ecuador	4	26
Peru	4	37

Total	115	965

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica and Panama.
     We first entered Latin America with the opening of theatres in Chile in 1993 and Mexico in 1994. Since 1993, through our focused international strategy, we have developed into the most geographically diverse circuit in Latin America. We presently have theatres in twelve of the fifteen largest metropolitan areas in Latin America. We have balanced our risk through a diversified international portfolio with operations in twelve countries in Latin America. In addition, we have achieved significant scale in Mexico and Brazil, the two largest Latin American economies.
     We believe that certain markets within Latin America continue to be underserved and penetration of movie screens per capita in Latin American markets is substantially lower than in the U.S. and European markets. We will continue to build and expand our presence in underserved international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate exposure in the costs of our international operations to currency fluctuations by using local currencies to fund substantially all aspects of our operations, including film and facility lease expense. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue growth notwithstanding currency fluctuations that may affect any particular market.
Film Licensing
     In the U.S., we license films from film distributors that are owned by major film production companies or from independent film distributors that distribute films for smaller production companies. For new release films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office revenues potential of a particular market or region. A film zone can range from a radius of two to five miles in major metropolitan and suburban areas to up to fifteen miles in small towns. We currently operate theatres in 228 first run film zones in the U.S. New film releases are licensed at the discretion of the film distributors. As the sole exhibitor in approximately 84% of the first run film zones in which we operate, we have maximum access to film product, which allows us to select those pictures we believe will be the most successful in our markets from those offered to us by distributors. We usually license films on an allocation basis in film zones where we face competition.
     In the international markets in which we operate, distributors do not allocate film to a single theatre in a geographic film zone, but allow competitive theatres to play the same films simultaneously. In these markets, films are still licensed on a theatre-by-theatre and film-by-film basis. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes, which we believe gives us a competitive advantage in markets where competing theatres play the same films. Of the 965 screens we operate in international markets approximately 86% have no direct competition from other theatres.

     Our film rental licenses in the U.S. typically state that rental fees are based on either mutually agreed upon firm terms established prior to the opening of the picture or on a mutually agreed upon settlement at the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Firm term film rental fees that decline over the term of the run generally start at 60% to 70% of box office receipts, gradually declining to as low as 30% over a period of four to seven weeks. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Internationally, our film rental licenses are based on mutually agreed upon firm terms established prior to the opening of the picture. The film rental percentages paid by our international locations are generally lower than in the U.S. markets and gradually decline over a period of several weeks.
     With the Century acquisition, we now operate nine art theatres with 36 screens operated under the Cine-Arts brand. Cine-Arts will allow us to take advantage of the growth in the art and independent market driven by the more mature patron. There has been an increased interest in art, foreign and documentary films. High profile film festivals, such as the Sundance festival, have contributed to growth and interest in this genre. Recent hits such as Brokeback Mountain and Little Miss Sunshine have demonstrated the box office potential of art and independent films.
Concessions
     Concession sales are our second largest revenue source, representing approximately 31% of total revenues for the year ended December 31, 2006. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:
•	Optimization of product mix. Concession products are primarily comprised of various sizes of popcorn, soft drinks and candy. Different varieties and flavors of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. Specially priced combos are launched on a regular basis to increase average concession purchases as well as to attract new buyers. Kids’ meals are also offered and packaged towards younger patrons.

•	Staff training. Employees are continually trained in “suggestive-selling” and “upselling” techniques. This training occurs on-the-job. Consumer promotions conducted at the concession stand always include a motivational element which rewards theatre staff for exceptional combo sales during the period.

A formalized crew program is in place to reward front line employees who excel in delivering rapid service. The Speed of Service (SOS) program is held annually to kick off peak business periods and refresh training and the importance of speed at the front line.

Also, a year-round crew incentive called Pour More & Score is in place. All concession programs include a points-earning opportunity designed to primarily drive sales of drinks and popcorn. Theatres compete against their own prior year performance in an effort to win staff prizes.

•	Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations to facilitate serving more customers quicker. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. Century’s concession areas are designed as individual stations which allow customers to select their choice of refreshments and proceed to the cash register. This design presents efficient service, enhanced choice and superior visibility of concession items. As we continue to integrate Century into our operations, we will evaluate this concession design against our historical design to determine the most optimum layout.

•	Cost control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain bulk rates. Concession supplies are distributed through a national distribution network. The concession distributor supplies and distributes inventory to the theatres, which place volume orders directly with the vendors to replenish stock. The concession distributor is paid a percentage fee for warehousing and delivery of concession goods on a weekly basis.
Marketing
     In the U.S., we rely on newspaper display advertisements, substantially paid for by film distributors, newspaper directory film schedules, generally paid for by us, and Internet advertising, which has emerged as a strong media source to inform patrons of film titles and showtimes. Radio and television advertising spots, generally paid for by film distributors, are used to promote certain motion pictures and special events. We also exhibit previews of coming attractions and films presently playing on the other screens which we operate in the same theatre or market. We have successfully used the Internet to provide patrons access to movie times, the ability to buy and print their tickets at home and purchase gift cards and other advanced sale-type certificates. The Internet is becoming a popular way to check movie showtimes and may, over time, replace the traditional newspaper advertisements. Many newspapers add an Internet component to their advertising and add movie showtimes to their Internet sites. We use monthly web contests with film distributor partners to drive traffic to our website and ensure that customers visit often. Over time, the Internet may allow us to reduce our advertising costs associated with newspaper directory advertisements. In addition, we work on a regular basis with all of the film distributors to promote their films with local, regional and national programs that are exclusive to our theatres. These may involve customer contests, cross-promotions with third parties, media on-air tie-ins and other means to increase traffic to a particular film showing at one of our theatres.
     Internationally, we partner with large multi-national corporations, in the larger metropolitan areas in which we have theatres, to promote our brand, our image and to increase attendance levels at our theatres. Our customers are encouraged to register on our website to receive weekly information via e-mail for showtime information, invitations to special screenings, sponsored events and promotional information. In addition, some of our customers request to receive showtime information via their cellular phones.
     Our marketing department also focuses on maximizing ancillary revenue generating opportunities, which include the sale of our gift cards, gift certificates and discount tickets, which are called SuperSavers. We market these programs to such business representatives as realtors, human resource managers, incentive program managers and hospital and pharmaceutical personnel. Gift cards and gift certificates can be purchased at our theatres. Gift cards, gift certificates and SuperSavers are also sold online, via phone, fax, email and regular mail and fulfilled in-house from the local corporate office.

Online Sales
     Our patrons may purchase advance tickets for all of our domestic screens and 302 of our international screens by accessing our corporate website at www.cinemark.com or www.fandango.com. Our Internet initiatives help improve customer satisfaction, allowing patrons who purchase tickets over the Internet to often bypass lines at the box office by printing their tickets at home or picking up their tickets at kiosks in the theatre lobby.
Point of Sale Systems
     We developed our own proprietary point of sale system to further enhance our ability to maximize revenues, control costs and efficiently manage operations. The system, which is installed in all of our U.S. theatres and some of our international theatres, provides corporate management with real-time admissions and concession revenues reports that allow managers to make timely changes to movie schedules, including extending film runs, increasing the number of screens on which successful movies are being played, or substituting films when gross receipts do not meet expectations. Real-time seating and box office information is available to box office personnel, preventing overselling of a particular film and providing faster and more accurate responses to customer inquiries regarding showtimes and available seating. The system tracks concession sales, provides in-theatre inventory reports allowing for efficient inventory management and control, has multiple language capabilities, offers numerous ticket pricing options, integrates Internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment can be integrated with the system to enhance its functions. In some of our international locations, we use point of sale systems that have been developed by third parties for the motion picture industry, which have been certified as compliant with applicable governmental regulations.
Competition
     We are one of the leading motion picture exhibitors in terms of both revenues and the number of screens in operation. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites.
     We are the sole exhibitor in approximately 84% of the 228 first run film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films we believe will be the most successful from among those offered to us by film distributors. Where there is competition, we usually license films based on an allocation process. Of the 965 screens we operate outside of the U.S., approximately 86% of those screens have no direct competition from other theatres. The principal competitive factors with respect to film licensing are:
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

Corporate Operations
     We maintain a corporate office in Plano, Texas that provides oversight for our domestic and international theatres. Domestic operations include theatre operations support, film licensing and settlements, human resources, legal, finance and accounting, operational audit, theatre maintenance and construction, Internet and information systems, real estate and marketing. Our U.S. operations are divided into sixteen regions, each of which is headed by a region leader.
     International personnel in the corporate office include our President of Cinemark International, L.L.C. and directors/vice presidents in charge of film licensing, marketing, concessions, theatre operations support, theatre maintenance and construction, real estate, legal, operational audit, information systems and accounting. We have a chief financial officer in both Brazil and Mexico, which are our two largest international markets. We have eight regional offices in Latin America responsible for the local management of operations in twelve individual countries. Each regional office is headed by a general manager and includes personnel in film licensing, marketing, human resources, operations and accounting. The regional offices are staffed with nationals from the region to overcome cultural and operational barriers. Training is conducted at the corporate office to establish consistent standards throughout our international operations.
Employees
     We have approximately 13,600 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 5,100 employees in our international markets, approximately 47% of whom are full time employees and approximately 53% of whom are part time employees. Nineteen U.S. employees are represented by unions under collective bargaining agreements. Some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.
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
     We are subject to various general regulations applicable to our operations including the Americans with Disabilities Act of 1990, or the ADA. We develop new theatres to be accessible to the disabled and we believe we are in substantial compliance with current regulations relating to accommodating the disabled. Although we believe that our theatres comply with the ADA, we have been a party to lawsuits which claim that our handicapped seating arrangements do not comply with the ADA or that we are required to provide captioning for patrons who are deaf or are severely hearing impaired.
     Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship, health and sanitation requirements and licensing.
Financial Information About Geographic Areas
     We have operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the consolidated financial statements. Below is a breakdown of select financial information by geographic area (in thousands):

	Year Ended	Year Ended	Period from	Period from
	December 31,	December 31,	January 1, 2006 to	October 5, 2006 to
	2004	2005	October 4, 2006	December 31, 2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
Revenues (1)
U.S. and Canada	$783,394	$757,902	$607,729	$328,955
Mexico	76,148	74,919	55,704	15,885
Brazil	90,872	112,182	98,950	29,605
Other foreign countries	75,200	77,213	68,126	17,584
Eliminations	(1,372)	(1,619)	(1,420)	(524)

Total	$1,024,242	$1,020,597	$829,089	$391,505

	December 31,	December 31,
	2005	2006
	(Predecessor)	(Successor)
Theatres properties and equipment, net
U.S. and Canada	$634,938	$1,169,456
Mexico	55,366	51,272
Brazil	52,371	55,749
Other foreign countries	47,891	48,095

Total	$790,566	$1,324,572

(1)	Revenues for all periods presented do not include results of the two United Kingdom theatres or the eleven Interstate theatres, which were sold during 2004, as the results of operations for these theatres are included as discontinuted operations.

Item 1A. Risk Factors
     Our business depends on film production and performance.
     Our business depends on both the availability of suitable films for exhibition in our theatres and the success of those pictures in our markets. Poor performance of films, the disruption in the production of films, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse effect on our business by resulting in fewer patrons and reduced revenues.
     A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.
     We rely on the film distributors for the motion pictures shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 93% of U.S. box office revenues and 45 of the top 50 grossing films during 2006. Numerous antitrust cases and consent decrees resulting from these cases impact the distribution of motion pictures. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the six major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.
     We face intense competition for patrons and film licensing which may adversely affect our business.
     The motion picture industry is highly competitive. We compete against local, regional, national and international exhibitors. We compete for both patrons and licensing of motion pictures. The competition for patrons is dependent upon such factors as the availability of popular motion pictures, the location and number of theatres and screens in a market, the comfort and quality of the theatres and pricing. Some of our competitors have greater resources and may have lower costs. The principal competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor’s theatres. If we are unable to license successful films, our business may be adversely affected.
     The oversupply of screens in the motion picture exhibition industry and other factors may adversely affect the performance of some of our theatres.
     During the period between 1996 and 2000, theatre exhibitor companies emphasized the development of large multiplexes. The strategy of aggressively building multiplexes was adopted throughout the industry and resulted in an oversupply of screens in the North American exhibition industry and negatively impacted many older multiplex theatres more than expected. Many of these theatres have long lease commitments making them financially burdensome to close prior to the expiration of the lease term, even theatres that are unprofitable. Where theatres have been closed, landlords have often made rent concessions to small independent or regional operators to keep the theatres open since theatre buildings are typically limited in alternative uses. As a result, some analysts believe that there continues to be an oversupply of screens in the North American exhibition industry, as screen counts have increased each year since 2003. If competitors build theatres in the markets we serve, the performance of some of our theatres could be adversely affected due to increased competition.
     An increase in the use of alternative or “downstream” film distribution channels and other competing forms of entertainment may drive down movie theatre attendance and limit ticket price growth.
     We face competition for patrons from a number of alternative motion picture distribution channels, such as videocassettes, DVDs, network and syndicated television, video on-demand, satellite pay-per-view television and downloading utilizing the Internet. According to Veronis Suhler Stevenson, total home video spending, including videocassettes and DVDs, increased from $17.1 billion in 2000 to $25.6 billion in 2005. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks and sporting events. A significant increase in popularity of these alternative film distribution channels and competing forms of entertainment could have an adverse effect on our business and results of operations.
     Our results of operations may be impacted by shrinking video release windows.
     Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on DVD, an important downstream market, has decreased from approximately six months to approximately four months. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.
     We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations.
     We have significant long-term debt service obligations and long-term lease obligations. As of December 31, 2006, we had $1,911.7 million in long-term debt obligations, $115.8 million in capital lease obligations and $2,004.2 million in long-term operating lease obligations. On a pro forma basis, we incurred $170.1 million of interest expense for the year ended December 31, 2006. On a pro forma basis, we incurred $203.3 million of rent expense for the year ended December 31, 2006 under operating leases (with terms, excluding renewal options, ranging from one to 30 years). Our substantial lease and debt obligations pose risk to you by:
•	making it more difficult for us to satisfy our obligations;

•	requiring us to dedicate a substantial portion of our cash flow to payments on our lease and debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends;

•	impeding our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our variable rate debt, including our borrowings under our new senior secured credit facility; and

•	making us more vulnerable to a downturn in our business and competitive pressures and limiting our flexibility to plan for, or react to, changes in our business.
     Our ability to make scheduled payments of principal and interest with respect to our indebtedness and service our lease obligations will depend on our ability to generate cash flow from our operations. To a certain extent, our ability to generate cash flow is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you that we will continue to generate cash flow at current levels. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default and our lenders would have the ability to require that we immediately repay our outstanding indebtedness. If we fail to make any required payment under our leases, we would be in default and our landlords would have the ability to terminate our leases and re-enter the premises. Subject to the restrictions contained in our indebtedness agreements, we expect to incur additional indebtedness from time to time to finance acquisitions, capital expenditures, working capital requirements and other general business purposes. In addition, we may need to refinance all or a portion of our indebtedness, including Cinemark USA, Inc.’s new senior secured credit facility, Cinemark USA, Inc.’s 9% senior subordinated notes and our 9 3/4% senior discount notes, on or before maturity. However, we may not be able to refinance all or any of our indebtedness on commercially reasonable terms or at all.

     We are subject to various covenants in our debt agreements that restrict our ability to enter into certain transactions.
     The agreements governing our debt obligations contain various financial and operating covenants that limit our ability to engage in certain transactions, that require us not to allow specific events to occur or that require us to apply proceeds from certain transactions to reduce indebtedness. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and our debt holders would have the ability to require that we immediately repay our outstanding indebtedness. Any such defaults could materially impair our financial condition and liquidity. We cannot assure you that we would be able to refinance our outstanding indebtedness if debt holders require repayments as a result of a default.
     General political, social and economic conditions can adversely affect our attendance.
     Our results of operations are dependent on general political, social and economic conditions, and the impact of such conditions on our theatre operating costs and on the willingness of consumers to spend money at movie theatres. If consumers’ discretionary income declines as a result of an economic downturn, our operations could be adversely affected. If theatre operating costs, such as utility costs, increase due to political or economic changes, our results of operations could be adversely affected. Political events, such as terrorist attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.
     Our foreign operations are subject to adverse regulations and currency exchange risk.
     We have 115 theatres with 965 screens in twelve countries in Latin America. Brazil and Mexico represented approximately 8.0% and 4.4% of our consolidated 2006 pro forma revenues, respectively. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of land may adversely affect our international operations in foreign markets. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face the additional risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and transfers abroad, all of which could have an adverse effect on the results of our international operations.
     We may not be able to generate additional revenues or realize expected value from our investment in NCM.
     We, along with Regal and AMC, are founding members of NCM. After the completion of NCM, Inc.’s initial public offering, we continue to own a 14% interest in NCM. In connection with the NCM, Inc. initial public offering, we modified our Exhibitor Services Agreement to reflect a shift from circuit share expense under the prior exhibitor service agreement, which obligated NCM to pay us a percentage of revenue, to a monthly theatre access fee. The theatre access fee will significantly reduce the contractual amounts paid to us by NCM.
     Cinema advertising is a small component of the U.S. advertising market. Accordingly, NCM competes with larger, established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. NCM also competes with other cinema advertising companies and with hotels, conference centers, arenas, restaurants and convention facilities for its non-film related events to be shown in our auditorium. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not be received favorably by the theatre-going public. If NCM is unable to generate expected sales of advertising, it may not maintain the level of profitability we hope to achieve, its results of operations may be adversely affected and our investment in and revenues from NCM may be adversely impacted.
     We are subject to uncertainties related to digital cinema, including potentially high costs of re-equipping theatres with projectors to show digital movies.
     Digital cinema is still in an experimental stage in our industry. Some of our competitors have commenced a roll-out of digital equipment for exhibiting feature films. There are multiple parties vying for the position of being the primary generator of the digital projector roll-out for exhibiting feature films. However, significant obstacles exist that impact such a roll-out plan including the cost of digital projectors, the substantial investment in re-equipping theatres and determining who will be responsible for such costs. We cannot assure you that we will be able to obtain financing arrangements to fund our portion of the digital cinema roll-out nor that such financing will be available to us on acceptable terms, if at all.
     On February 12, 2007, we, along with AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC, or DCIP, to explore the possibility of implementing digital cinema in our theatres and to establish agreements with major motion picture studios for the implementation and financing of digital cinema. In addition, DCIP has entered into a digital cinema services agreement with NCM for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to certain approvals by us, AMC and Regal.
     We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or site locations.
     We have greatly expanded our operations over the last decade through targeted worldwide theatre development and the Century acquisition. We will continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for potential site locations and existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive site locations, existing theatres or theatre circuits on terms we consider acceptable. We cannot assure you that our expansion strategy will result in improvements to our business, financial condition or profitability. Further, our expansion programs may require financing above our existing borrowing capacity and internally generated funds. We cannot assure you that we will be able to obtain such financing nor that such financing will be available to us on acceptable terms.
     If we do not comply with the Americans with Disabilities Act of 1990 and a consent order we entered into with the Department of Justice, we could be subject to further litigation.
     Our theatres must comply with Title III of the ADA and analogous state and local laws. Compliance with the ADA requires among other things that public facilities “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. In March 1999, the Department of Justice, or DOJ, filed suit against us in Ohio alleging certain violations of the ADA relating to wheelchair seating arrangements in certain of our stadium-style theatres and seeking remedial action. We and the DOJ have resolved this lawsuit and a consent order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 17, 2004. Under the consent order, we are required to make modifications to wheelchair seating locations in fourteen stadium-style movie theatres and spacing and companion seating modifications in 67 auditoriums at other stadium-styled movie theatres. These modifications must be completed by November 2009. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.
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
     We are subject to impairment losses due to potential declines in the fair value of our assets.
     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     We assess many factors when determining whether to impair individual theatre assets, including actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in our assessment of impairment of individual theatre assets. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluation performed as of December 31, 2006. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as market transactions.
     We also test goodwill and other intangible assets for impairment at least annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered include significant underperformance relative to historical or projected business and significant negative industry or economic trends. Goodwill impairment is evaluated using a two-step approach requiring us to compute the fair value of a reporting unit (generally at the theatre level), and compare it with its carrying value. If the carrying value of the theatre exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. Fair value is estimated based on a multiple of cash flows, which was eight times for the evaluation performed as of December 31, 2006. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as market transactions.
     We recorded asset impairment charges, including goodwill impairment charges, of $1.7 million, $9.7 million, $5.7 million and $23.3 million for the years ended December 31, 2004 and 2005, the period from January 1, 2006 to October 4, 2006, and the period from October 5, 2006 to December 31, 2006, respectively. During 2006, we recorded approximately $508.8 million of goodwill related to the pushdown of our parent company’s accounting basis and we recorded $658.5 million of goodwill as a result of the Century acquisition. We record goodwill at the theatre level. This results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. We cannot assure you that additional impairment charges will not be required in the future, and such charges may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Item 2. Properties
     United States
     As of December 31, 2006, we operated 236 theatres, with 2,882 screens, pursuant to leases and own the land and building for 45 theatres, with 641 screens, in the U.S. During 2006, we opened fourteen new theatres with 179 screens and acquired one theatre with 12 screens in an exchange for one of our theatres. As part of the Century acquisition, on October 5, 2006, we acquired 77 theatres, with 1,017 screens, in 12 states. Our leases are generally entered into on a long-term basis with terms, including renewal options, generally ranging from 20 to 45 years. As of December 31, 2006, approximately 9% of our theatre leases in the U.S., covering 21 theatres with 158 screens, have remaining terms, including optional renewal periods, of less than five years and approximately 72% of our theatre leases in the U.S., covering 190 theatres with 2,543 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas for our corporate office.
     International
     As of December 31, 2006, internationally, we operated 115 theatres, with 965 screens, all of which are leased pursuant to ground or building leases. In 2006, we opened seven new theatres with 53 screens in Latin America. Our international leases are generally entered into on a long term basis with terms generally ranging from 10 to 20 years. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases include renewal options for various periods at stipulated rates. One international theatre with eight screens has a remaining term, including optional renewal periods, of less than five years. Approximately 29% of our international theatre leases, covering 33 theatres and 279 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 70% of our international theatre leases, covering 81 theatres and 678 screens, have remaining terms, including optional renewal periods, of more than 15 years.
     See note 18 to the consolidated financial statements for information regarding our domestic and international lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.
Item 3. Legal Proceedings
     We resolved a lawsuit filed by the DOJ in March 1999 which alleged certain violations of the ADA relating to wheelchair seating arrangements in certain of our stadium-style theatres. We and the DOJ agreed to a consent order which was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 15, 2004. Under the consent order, we are required to make modifications to wheelchair seating locations in fourteen stadium-style movie theatres in California, Kentucky, Michigan, Ohio, Oregon and Tennessee, and spacing and companion seating modifications in 67 auditoriums at other stadium-styled movie theatres in Illinois, Kansas, Missouri, New York and Utah. These modifications must be completed by November 2009. We are currently in compliance with the consent order. Upon completion of these modifications, these theatres will comply with wheelchair seating requirements, and no further modifications will be required to our other existing stadium-style movie theatres in the United States. In addition, under the consent order, the DOJ approved the seating plans for nine stadium-styled movie theatres then under construction and also created a safe harbor framework for us to construct all of our future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the consent order will comply with the wheelchair seating requirements of the ADA. We do not believe that our requirements under the consent order will materially affect our business or financial condition.
     From time to time, we are involved in other various legal proceedings arising from the ordinary course of our business operations, such as personal injury claims, employment matters, landlord-tenant disputes and contractual disputes, most of which are covered by insurance. We believe our potential liability, with respect to proceedings currently pending, is not material, individually or in the aggregate, to our financial position, results of operations and cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     There have not been any matters submitted to a vote of security holders of Cinemark, Inc. during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holder
     There is no established public trading market for our common stock. As of December 31, 2006, we had 27,896,316 shares of Class A common stock outstanding all of which were held by Cinemark Holdings, Inc.
Dividends
     We have never declared or paid any dividends on our common stock. Our ability to pay dividends is limited by the terms of our indentures and Cinemark USA, Inc’s new senior secured credit facility, which restrict our ability to pay dividends and the ability of certain of our subsidiaries to pay dividends. Under our debt instruments, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, our debt instruments. Furthermore, certain of our foreign subsidiaries currently have a deficit in retained earnings which prevents them from declaring and paying dividends from those subsidiaries. The declaration of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table provides information about the securities authorized for issuance under the equity compensation plans of Cinemark Holdings, Inc. as of December 31, 2006:

Number of
Securities Remaining
	Number of	Weighted	Available for Future
	Securities to be	Average Exercise	Issuance Under
	Issued upon	Price of	Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in the First Column)
Equity compensation plans approved by security holders	2,359,515	$22.58	713,920
Equity compensation plans not approved by security holders	—	—	—

Total	2,359,515	$22.58	713,920

Item 6. Selected Financial Data
     The following tables set forth our selected consolidated financial and operating data for the periods and at the dates indicated for each of the five most recent years ended December 31, 2006. On October 5, 2006, we completed the Cinemark Share Exchange. Due to a change in reporting entity that occurred as a result of the Cinemark Share Exchange, Cinemark Holdings, Inc.’s accounting basis was pushed down to us as of the date of the Cinemark Share Exchange. Our financial statements are reflective of our historical basis for periods prior to the Cinemark Share Exchange, referred to as predecessor, and are reflective of the new basis for periods subsequent to the Cinemark Share Exchange, referred to as successor. On October 5, 2006, we completed the Century acquisition for a purchase price of approximately $681 million and the assumption of approximately $360 million of debt of Century. Of the total purchase price, $150 million consisted of the issuance of shares of common stock of Cinemark Holdings, Inc. The statement of operations data, other financial data and operating data for the period from October 1, 2006 to December 31, 2006 are reflective of the results of the theatres acquired beginning on the date of acquisition, October 5, 2006. See Note 4 to the consolidated financial statements for pro forma results of operations for the years ended December 31, 2005 and 2006. You should read the selected consolidated financial and operating data set forth below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with our Consolidated Financial Statements and related notes and schedules thereto, appearing elsewhere in this report.
SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Year Ended December 31								Period from January 1 to		Period from October 5 to
									October 4,		December 31,
	2002		2003		2004		2005		2006		2006
	(In thousands, except theatres and screen data)
	(Predecessor)										(Successor)
Statement of Operations Data(1):
Revenues	$935,854		$950,872		$1,024,242		$1,020,597		$829,089		$391,505
Theatre operating costs	570,948		582,574		618,627		625,496		496,794		231,637
Facility lease expense	115,588		119,517		126,643		136,593		109,513		48,246
General and administrative expenses	47,952		44,286		51,672		50,884		45,958		21,810
Stock option compensation and change of control expenses related to the MDP Merger	—		—		31,995		—		—		—
Depreciation and amortization	66,583		65,085		67,051		76,461		60,043		34,948
Impairment of long-lived assets	3,869		5,049		1,667		9,672		5,741		23,337
(Gain) loss on sale of assets and other	470		(1,202)		4,851		2,625		2,938		2,345

Total cost of operations	805,410		815,309		902,506		901,731		720,987		362,323

Operating income	130,444		135,563		121,736		118,866		108,102		29,182
Interest expense	57,793		54,163		72,943		86,867		69,191		42,220
Income (loss) from continuing operations before cumulative effect of an accounting change	40,407		47,389		23,041		22,387		28,686		(20,331)
Income (loss) from discontinued operations, net of taxes	(1,542)		(2,740)		3,584		—		—		—
Cumulative effect of an accounting change	(3,390)		—		—		—		—		—
Net income (loss)	$35,475		$44,649		$26,625		$22,387		$28,686		$(20,331)
Other Financial Data:
Ratio of earnings to fixed charges	1.75	x	1.80	x	1.36	x	1.29	x	0.70	x	1.37	x
Cash flow provided by (used for):
Operating activities	$150,119		$135,522		$123,086		$165,270		$75,044		$80,653
Investing activities(2)	(34,750)		(47,151)		(116,947)		(81,617)		(76,395)		(555,352)
Financing activities	(96,140)		(45,738)		(14,443)		(3,750)		(38,912)		478,854
Capital expenditures	(38,032)		(51,002)		(81,008)		(75,605)		(77,902)		(29,179)

											As of
	As of December 31,										December 31,
	2002		2003		2004		2005				2006
	(Predecessor)										(Successor)
Balance Sheet Data:
Cash and cash equivalents	$63,719		$107,322		$100,248		$182,199				$147,099
Theatre properties and equipment, net	791,731		775,880		785,595		790,566				1,324,572
Total assets	916,814		960,736		1,016,757		1,112,288				3,171,546
Total long-term debt, including current portion	692,587		658,431		1,013,674		1,044,255				1,911,653
Stockholders’ equity (deficiency)	27,664		79,947		(202,724)		(158,482)				689,262

	As of and for the Year Ended December 31					Cinemark and Century Combined(6)

	2002	2003	2004	2005	2006	2006
	(In thousands, except theatres and screen data)
	(Predecessor)				(Successor)
Operating Data:
North America Theatres operated (at period end)(3)(5)	188	189	191	200	281	281
Screens operated (at period end)	2,215	2,244	2,303	2,417	3,523	3,523
Total attendance(1)	111,959	112,581	113,646	105,573	118,714	155,981
International(4)
Theatres operated (at period end)	92	97	101	108	115	115
Screens operated (at period end)	816	852	869	912	965	965
Total attendance(1)	60,109	60,553	65,695	60,104	59,550	59,550
Worldwide(3)(4)(5)
Theatres operated (at period end)	280	286	292	308	396	396
Screens operated (at period end)	3,031	3,096	3,172	3,329	4,488	4,488
Total attendance(1)	172,068	173,134	179,341	165,677	178,264	215,531

(1)	Statement of Operations Data (other than net income (loss)) and attendance data exclude the results of the two United Kingdom theatres and eleven Interstate theatres for all periods presented as these theatres were sold during 2004. The results of operations for these theatres in the 2003 and 2004 periods are presented as discontinued operations. See note 7 to our annual consolidated financial statements.

(2)	Includes the cash portion of the Century acquisition purchase price of $531.2 million.

(3)	The data excludes certain theatres operated by us in the U.S. pursuant to management agreements that are not part of our consolidated operations.

(4)	The data excludes certain theatres operated internationally through our affiliates that are not part of our consolidated operations.

(5)	The data for 2003 excludes theatres, screens and attendance for eight theatres and 46 screens acquired on December 31, 2003, as the results of operations for these theatres are not included in our 2003 consolidated results of operations.

(6)	The attendance data gives effect to the Century acquisition as if it occurred on January 1, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report.
Overview
     On April 2, 2004, an affiliate of MDP acquired approximately 83% of our capital stock, pursuant to which a newly formed subsidiary owned by an affiliate of MDP was merged with and into us with our company continuing as the surviving corporation. Management, including Lee Roy Mitchell, Chairman and then Chief Executive Officer, retained approximately 17% ownership interest in our company. In December 2004, MDP sold approximately 10% of its stock in our company to outside investors and in July 2005, we issued additional shares to another outside investor.
     Cinemark Holdings, Inc. was formed on August 2, 2006. On August 7, 2006, our stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc. (the Cinemark Share Exchange). The Cinemark Share Exchange and the Century Theatres, Inc. acquisition were completed on October 5, 2006. The Century acquisition is reflected in our historical financial information from October 5, 2006. On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc.
     Due to a change in reporting entity that occurred as a result of the Cinemark Share Exchange, Cinemark Holdings, Inc.’s accounting basis was pushed down to us as of the date of the Cinemark Share Exchange. Our financial statements are reflective of our historical basis for periods prior to the Cinemark Share Exchange, referred to as predecessor, and are reflective of the new basis for periods subsequent to the Cinemark Share Exchange, referred to as successor.
     As of December 31, 2006, MDP owned approximately 66% of Cinemark Holdings, Inc. capital stock, Lee Roy Mitchell and the Mitchell Special Trust collectively owned approximately 14%, Syufy Enterprises, LP owned approximately 11%, outside investors owned approximately 8%, and certain members of management owned the remaining 1%.
     We have prepared our discussion and analysis of the results of operations for the period January 1, 2006 to October 4, 2006 (predecessor) combined with the results of operations for the period October 5, 2006 to December 31, 2006 (successor) by comparing those results with the results of operations for the year ended December 31, 2005 (predecessor). Although this combined presentation does not comply with GAAP we believe this presentation provides a meaningful method of comparison of the 2005 and 2006 results.
     For financial reporting purposes at December 31, 2006, we have two reportable operating segments, our U.S. operations and our international operations.
Revenues and Expenses
     We generate revenues primarily from box office receipts and concession sales with additional revenues from screen advertising sales and other revenue streams, such as vendor marketing programs, pay phones, ATM machines and electronic video games located in some of our theatres. Our investment in NCM has assisted us in expanding our offerings to advertisers, exploring ancillary revenue sources such as digital video monitor advertising, third party branding, and the use of theatres for non-film events. In addition, we are able to use theatres during non-peak hours for concerts, sporting events, and other cultural events. Successful films released during the year ended December 31, 2006 included Ice Age 2: The Meltdown, Pirates of the Caribbean: Dead Man’s Chest, The Da Vinci Code, X Men 3, Cars, Talladega Nights and Superman Returns. Our revenues are affected by changes in attendance and average admissions and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Films scheduled for release during 2007 include Spider-Man 3, Shrek the Third, Pirates of the Caribbean: At World’s End, and Harry Potter and the Order of the Phoenix.
     Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. Film rental costs can also vary based on the length of a film’s run. Generally, a film that runs for a longer period results in lower film rental costs as a percentage of revenues. Film rental rates are negotiated on a film-by-film and theatre-

by-theatre basis. Advertising costs, which are expensed as incurred, are primarily fixed at the theatre level as daily movie directories placed in newspapers represent the largest component of advertising costs. The monthly cost of these advertisements is based on, among other things, the size of the directory and the frequency and size of the newspaper’s circulation.
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
     Facility lease expense is primarily a fixed cost at the theatre level as most of our facility leases require a fixed monthly minimum rent payment. Certain of our leases are subject to percentage rent only while others are subject to percentage rent in addition to their fixed monthly rent if a target annual revenue level is achieved. Facility lease expense as a percentage of revenues is also affected by the number of theatres under operating leases versus the number of theatres under capital leases and the number of fee-owned theatres.
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
Revenue and Expense Recognition
     Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity.
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
Impairment of Long-Lived Assets
     We review long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair individual theatre assets:
•	actual theatre level cash flows;

•	future years budgeted theatre level cash flows;

•	theatre property and equipment carrying values;

•	goodwill carrying values;

•	amortizing intangible asset carrying values;

•	the age of a recently built theatre;

•	competitive theatres in the marketplace;

•	changes in foreign currency exchange rates;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.
     Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the possibility of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. Fair values are determined based on a multiple of undiscounted cash flows, which was seven times as of December 31, 2005 and eight times for the evaluation performed as of December 31, 2006. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.

Impairment of Goodwill and Intangible Assets
     We evaluate goodwill and tradename for impairment annually at fiscal year-end and any time events or circumstances indicate the carrying amount of the goodwill and intangible assets may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level (generally a theatre) and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring us to compute the fair value of a theatre and compare it with its carrying value. If the carrying value exceeds fair value, a second step is performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was seven times as of December 31, 2005 and eight times for the evaluation performed as of December 31, 2006. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
Acquisitions
     We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase method requires that we estimate the fair value of the assets acquired and liabilities assumed and allocate consideration paid accordingly. For significant acquisitions, we obtain independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist us in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded.
Income Taxes
     We participate in the consolidated tax return of our parent, Cinemark Holdings, Inc. Our provision for income taxes is computed as if we were a separate taxpayer. We use an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not those assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with SFAS No. 5, “Accounting for Contingencies”. To the extent contingencies are probable and estimable, an accrual is recorded within current liabilities in the consolidated balance sheet. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.

Recent Developments
National CineMedia
     In March 2005, Regal and AMC formed NCM, and on July 15, 2005, we joined NCM, as one of the founding members. NCM operates the largest digital in-theatre network in the U.S. for cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture exhibition companies in the U.S. On February 13, 2007, NCM, Inc., a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM, Inc. public offering, NCM, Inc. became a member and the sole manager of NCM, and we amended the operating agreement of NCM and the Exhibitor Services Agreement pursuant to which NCM provides advertising, promotion and event services to our theatres.
     Prior to the initial public offering of NCM, Inc. common stock, our ownership interest in NCM was approximately 25% and subsequent to the completion of the offering we owned a 14% interest in NCM. Prior to pricing the initial public offering of NCM, Inc., NCM completed a recapitalization whereby (1) each issued and outstanding Class A unit of NCM was split into 44,291 Class A units, and (2) following such split of Class A Units, each issued and outstanding Class A Unit was recapitalized into one common unit and one preferred unit. As a result, we received 14,159,437 common units and 14,159,437 preferred units. All existing preferred units of NCM, or 55,850,951 preferred units, held by Regal, AMC and us were redeemed by NCM on a pro rata basis on February 13, 2007. NCM utilized the proceeds of its new $725.0 million term loan facility and a portion of the proceeds it received from NCM, Inc.’s initial public offering to redeem all of its outstanding preferred units. Each preferred unit was redeemed for $13.7782 and we received approximately $195.1 million as payment in full for redemption of all of our preferred units in NCM. Upon payment of such amount, each preferred unit was cancelled and the holders of the preferred units ceased to have any rights with respect to the preferred units.
     NCM has also paid us a portion of the proceeds it received from NCM, Inc. in the initial public offering for agreeing to modify NCM’s payment obligation under the prior exhibitor services agreement. The modification agreed to by us reflects a shift from circuit share expense under the prior exhibitor service agreement, which obligated NCM to pay us a percentage of revenue, to the monthly theatre access fee described below. The theatre access fee will significantly reduce the contractual amounts paid to us by NCM. In exchange for our agreement to so modify the agreement, NCM paid us approximately $174 million upon execution of the Exhibitor Services Agreement on February 13, 2007. Regal and AMC similarly altered their exhibitor services arrangements with NCM.
     At the closing of the initial public offering, the underwriters exercised their over-allotment option to purchase additional shares of common stock of NCM, Inc. at the initial public offering price, less underwriting discounts and commissions. In connection with the over-allotment option exercise, Regal, AMC and us each sold to NCM, Inc. common units of NCM on a pro rata basis at the initial public offering price, less underwriting discounts and expenses. We sold 1,014,088 common units to NCM, Inc. for proceeds of $19.9 million, and upon completion of this sale of common units, we owned 13,145,349 common units of NCM, or a 14.0% interest. In the future, we expect to receive mandatory quarterly distributions of excess cash from NCM.
     In consideration for NCM’s exclusive access to our theatre attendees for on-screen advertising and use of off-screen locations within our theatres for the lobby entertainment network and lobby promotions, we will receive a monthly theatre access fee under the Exhibitor Services Agreement. The theatre access fee is composed of a fixed payment per patron, initially $0.07, and a fixed payment per digital screen, which may be adjusted for certain enumerated reasons. The payment per theatre patron will increase by 8% every five years, with the first such increase taking effect after 2011, and the payment per digital screen, initially $800 per digital screen per year, will increase annually by 5%, beginning after 2007. The theatre access fee paid in the aggregate to Regal, AMC and us will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the Exhibitor Services Agreement), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to our beverage consessionaire, we are required to purchase such time from NCM at a negotiated rate. The Exhibitor Services Agreement has, except with respect to certain limited services, a term of 30 years.
Digital Cinema Implementation Partners, LLC
     On February 12, 2007, we, along with AMC and Regal, entered into a joint venture known as Digital Cinema Implementation Partners LLC, or DCIP, to explore the possibility of implementing digital cinema in our theatres and to establish agreements with major motion picture studios for the implementation and financing of digital cinema. In addition, DCIP has entered into a digital cinema services agreement with NCM for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to approval by us, along with our partners AMC and Regal.

Repurchase of 9% Senior Subordinated Notes
     On March 6, 2007, we commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of our 9% senior subordinated notes, of which approximately $332.2 million aggregate principal amount remained outstanding. In connection with the tender offer, we solicited consents for certain proposed amendments to the indenture pursuant to which the 9% senior subordinated notes were issued. On March 20, 2007, approximately $332.0 million aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by us for approximately $360.2 million, including accrued interest and premiums paid. We funded the repurchase with the net proceeds received from NCM in connection with the consummation of its initial public offering and our modification of certain agreements with NCM. We will record a loss on early retirement of debt of approximately $7.6 million during the three months ended March 31, 2007, which will include the write-off of unamortized bond premiums, the write-off of unamortized debt issue costs, premiums paid and other fees associated with the repurchase.
Amendments to Credit Agreement
     On March 14, 2007, Cinemark USA, Inc. amended its new senior secured credit facility to, among other things, modify the interest rate on the term loans under the new senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “Eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the new senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM transaction or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans. The amendment was a condition precedent to the consummation of the tender offer for the 9% senior subordinated notes.
Parent Company’s Proposed Initial Public Offering
     On March 16, 2007, Cinemark Holdings, Inc., our parent company, filed Amendment No. 1 to its Registration Statement on Form S-1, File No. 333-140390 with the SEC in connection with its proposed initial public offering. Cinemark Holdings, Inc. expects to use the net proceeds that it receives from the offering to repay outstanding debt and for working capital and other general corporate purposes.
Amendment of Indenture Governing the 9% Senior Subordinated Notes
     On March 20, 2007, Cinemark USA, Inc. and the Bank of New York Trust Company, N.A. as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.

Results of Operations
     On October 5, 2006, we completed our acquisition of Century Theatres, Inc. for a purchase price of approximately $681 million and the assumption of approximately $360 million of debt of Century. Of the total purchase price, $150 million consisted of the issuance of shares of the Company’s common stock. The Company also incurred approximately $7.4 million in transaction costs. Results of operations for the year ended December 31, 2006 reflect the inclusion of the Century theatres beginning on the date of acquisition, October 5, 2006. See Note 4 to the consolidated financial statements for pro forma results of operations for the years ended December 31, 2005 and 2006.
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our consolidated statements of operations:

	Year Ended December 31,
	2004	2005	2006
Operating data (in millions) (1):
Revenues
Admissions	$647.0	$641.2	$760.3
Concession	321.6	320.1	375.8
Other	55.6	59.3	84.5

Total revenues	$1,024.2	$1,020.6	$1,220.6

Theatre operating costs(2)(3)
Film rentals and advertising	$348.8	$347.7	$406.0
Concession supplies	53.8	52.5	59.0
Salaries and wages	103.1	101.5	118.6
Facility lease expense	126.6	136.6	157.8
Utilities and other	113.0	123.8	144.8

Total theatre operating costs	$745.3	$762.1	$886.2

Operating data as a percentage of total revenues (1):
Revenues
Admissions	63.2%	62.8%	62.3%
Concession	31.4	31.4	30.8%
Other	5.4	5.8	6.9%

Total revenues	100.0%	100.0%	100.0%

Theatre operating costs(2)(3)
Film rentals and advertising	53.9%	54.2%	53.4%
Concession supplies	16.7	16.4	15.7
Salaries and wages	10.1	9.9	9.7
Facility lease expense	12.4	13.4	12.9
Utilities and other	11.0	12.1	11.9
Total theatre operating costs	72.8%	74.7%	72.6%

Average screen count (month end average) (1)	3,135	3,239	3,628

Revenues per average screen(1)	$326,664	$315,104	$336,437

(1)	Results exclude our two United Kingdom theatres and our eleven Interstate theatres sold during 2004. The results of operations for these theatres are presented as discontinued operations for 2004.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

(3)	Excludes depreciation and amortization expense.

Comparison of Years Ended December 31, 2006 and December 31, 2005
     Revenues. Total revenues increased $200.0 million to $1,220.6 million for 2006 from $1,020.6 million for 2005, representing a 19.6% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2005	2006	% Change	2005	2006	% Change	2005	2006	% Change
Admissions revenues (in millions)	$472.0	$577.9	22.4%	$169.2	$182.4	7.8%	$641.2	$760.3	18.6%
Concession revenues (in millions)	$248.7	$297.4	19.6%	$71.4	$78.4	9.8%	$320.1	$375.8	17.4%
Other revenues (in millions) (1)	$35.6	$59.4	66.9%	$23.7	$25.1	5.9%	$59.3	$84.5	42.5%
Total revenues (in millions) (1)	$756.3	$934.7	23.6%	$264.3	$285.9	8.2%	$1,020.6	$1,220.6	19.6%

Attendance (in millions)	105.6	118.7	12.4%	60.1	59.6	(1.0)%	165.7	178.3	7.6%
Revenues per screen (1)	$321,833	$346,812	7.8%	$297,316	$306,459	3.1%	$315,104	$336,437	6.8%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See note 19 of our consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $119.1 million was attributable to a 7.6% increase in attendance from 165.7 million patrons for 2005 to 178.3 million patrons for 2006, which contributed $57.2 million, and a 10.2% increase in average ticket price from $3.87 for 2005 to $4.26 for 2006, which contributed $61.9 million. This increase included additional admissions revenues for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in concession revenues of $55.7 million was attributable to the 7.6% increase in attendance, which contributed $30.3 million, and a 9.1% increase in concession revenues per patron from $1.93 for 2005 to $2.11 for 2006, which contributed $25.4 million. This increase included additional concession revenues for the 77 Century theatres acquired during the fourth quarter. The increase in attendance was attributable to the additional attendance from the 77 Century theatres acquired, the solid slate of films released during 2006 and new theatre openings. The increases in average ticket price and concession revenues per patron were due to the higher ticket price structure at the 77 Century theatres acquired, price increases and favorable exchange rates in certain countries in which we operate. The 42.5% increase in other revenues was primarily attributable to incremental screen advertising revenues resulting from our participation in the NCM joint venture.

•	U.S. The increase in admissions revenues of $105.9 million was attributable to a 12.4% increase in attendance from 105.6 million patrons for 2005 to 118.7 million patrons for 2006, which contributed $58.7 million, and a 8.9% increase in average ticket price from $4.47 for 2005 to $4.87 for 2006, which contributed $47.2 million. This increase included additional admissions revenues for the 77 Century theatres acquired during the fourth quarter of 2006. The increase in concession revenues of $48.7 million was attributable to the 12.4% increase in attendance, which contributed $31.0 million, and a 6.3% increase in concession revenues per patron from $2.36 for 2005 to $2.51 for 2006, which contributed $17.7 million. This increase included additional concession revenues for the 77 Century theatres acquired during the fourth quarter. The increase in attendance was attributable to additional attendance from the 77 Century theatres acquired, the solid slate of films released during 2006 and new theatre openings. The increases in average ticket price and concession revenues per patron were due to the higher ticket price structure at the 77 Century theatres acquired and price increases. The 66.9% increase in other revenues was primarily attributable to incremental screen advertising revenues resulting from our participation in the joint venture with NCM.

•	International. The increase in admissions revenues of $13.2 million was attributable to an 8.8% increase in average ticket price from $2.82 for 2005 to $3.06 for 2006, which contributed $14.7 million, partially offset by a 1.0% decrease in attendance, which contributed $(1.5) million. The decrease in attendance was due to increased competition in certain markets. The increase in concession revenues of $7.0 million was attributable to a 10.9% increase in concession revenues per patron from $1.19 for 2005 to $1.32 for 2006, which contributed $7.7 million, partially offset by the 1.0% decrease in attendance, which contributed $(0.7) million. The increases in average ticket price and concession revenues per patron were due to price increases and favorable exchange rates in certain countries in which we operate.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $886.2 million, or 72.6% of revenues, for 2006 compared to $762.1 million, or 74.7% of revenues, for 2005. The decrease, as a percentage of revenues, was primarily due to the increase in revenues and the fixed nature of some of our theatre operating costs, such as components of salaries and wages, facility lease expense, and utilities and other costs. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2005	2006	2005	2006	2005	2006
Film rentals and advertising	$263.7	$315.4	$84.0	$90.6	$347.7	$406.0
Concession supplies	34.5	38.7	18.0	20.3	$52.5	$59.0
Salaries and wages	80.8	95.8	20.7	22.8	$101.5	$118.6
Facility lease expense	96.0	114.5	40.6	43.3	$136.6	$157.8
Utilities and other	90.7	108.3	33.1	36.5	$123.8	$144.8

Total theatre operating costs	$565.7	$672.7	$196.4	$213.5	$762.1	$886.2

•	Consolidated. Film rentals and advertising costs were $406.0 million, or 53.4% of admissions revenues, for 2006 compared to $347.7 million, or 54.2% of admissions revenues, for 2005. The increase in film rentals and advertising costs for 2006 of $58.3 million is due to increased admissions revenues, which contributed $65.7 million, and a decrease in our film rental and advertising rate, which contributed $(7.4) million. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to a more favorable mix of films resulting in lower average film rental rates in 2006 compared with 2005 which had certain blockbuster films with higher than average film rental rates. Concession supplies expense was $59.0 million, or 15.7% of concession revenues, for 2006 compared to $52.5 million, or 16.4% of concession revenues, for 2005. The increase in concession supplies expense of $6.5 million is primarily due to increased concession revenues, which contributed $8.5 million, and a decrease in our concession supplies rate, which contributed $(2.0) million. The decrease in concession supplies expense as a percentage of revenues was primarily due to concession sales price increases.
Salaries and wages increased to $118.6 million for 2006 from $101.5 million for 2005 primarily due to the additional salaries and wages related to the 77 Century theatres, the increase in attendance and new theatre openings. Facility lease expense increased to $157.8 million for 2006 from $136.6 million for 2005 primarily due to the additional expense related to the 77 Century theatres, increased percentage rent related to the increased revenues and new theatre openings. Utilities and other costs increased to $144.8 million for 2006 from $123.8 million for 2005 primarily due to the additional costs related to the 77 Century theatres, higher utility and janitorial supplies costs at our existing theatres and new theatre openings.
•	U.S. Film rentals and advertising costs were $315.4 million, or 54.6% of admissions revenues, for 2006 compared to $263.7 million, or 55.9% of admissions revenues, for 2005. The increase in film rentals and advertising costs for 2006 of $51.7 million is due to increased admissions revenues, which contributed $59.2 million, and a decrease in our film rentals and advertising rate, which contributed $(7.5) million. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to a more favorable mix of films resulting in lower average film rental rates in 2006 compared with 2005 which had certain blockbuster films with higher than average film rental rates. Concession supplies expense was $38.7 million, or 13.0% of concession revenues, for 2006 compared to $34.5 million, or 13.9% of concession revenues, for 2005. The increase in concession supplies expense of $4.2 million is due to increased concession revenues, which contributed $6.7 million, and a decrease in our concession supplies rate, which contributed $(2.5) million. The decrease in concession supplies expense as a percentage of revenues was primarily due to concession sales price increases.
Salaries and wages increased to $95.8 million for 2006 from $80.8 million for 2005 primarily due to the additional salaries and wages related to the 77 Century theatres, the increase in attendance and new theatre openings. Facility lease expense increased to $114.5 million for 2006 from $96.0 million for 2005 primarily due to the additional expense related to the 77 Century theatres, increased percentage rent related to increased revenues and new theatre openings. Utilities and other costs increased to $108.3 million for 2006 from $90.7 million for 2005 primarily due to the additional costs related to the 77 Century theatres, higher utility and janitorial supplies costs at our existing theatres and new theatre openings.
•	International. Film rentals and advertising costs were $90.6 million, or 49.7% of admissions revenues, for 2006 compared to $84.0 million, or 49.6% of admissions revenues, for 2005. The increase in film rentals and advertising costs for 2006 is primarily due to increased admissions revenues. Concession supplies expense was $20.3 million, or 25.9% of concession revenues, for 2006 compared to $18.0 million, or 25.2% of concession revenues, for 2005. The increase in concession supplies expense of $2.3 million is due to increased concession revenues, which contributed $1.8 million, and an increase in our concession supplies rate, which contributed $0.5 million.
Salaries and wages increased to $22.8 million for 2006 from $20.7 million for 2005 primarily due to new theatre openings. Facility lease expense increased to $43.3 million for 2006 from $40.6 million for 2005 primarily due to increased percentage rent related to increased revenues and new theatre openings. Utilities and other costs increased to $36.5 million for 2006 from $33.1 million for 2005 primarily due to higher utility and janitorial supplies costs at our existing theatres and new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $67.8 million for 2006 from $50.9 million for 2005 primarily due to a $3.7 million increase due to incentive compensation expense, a $3.0 million increase in salaries and wages, a $2.9 million increase to stock option compensation expense related to the adoption of SFAS No. 123 (R), a $1.3 million increase in service charges related to increased credit card activity, and additional overhead costs associated with the integration of Century.

     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $95.0 million for 2006 compared to $76.5 million for 2005 primarily due to the Century acquisition and new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $29.1 million for 2006 compared to $9.7 million for 2005. Impairment charges for 2006 and 2005 included the write-down of theatres to their fair values. Impairment charges for 2006 consisted of $14.2 million of theatre properties, $13.6 million of goodwill associated with theatre properties and $1.3 million of intangible assets associated with theatre properties. Impairment charges for 2005 consisted of $8.4 million of theatre properties and $1.3 million of goodwill associated with theatre properties. During 2006, we recorded approximately $508.8 million of goodwill related to the push down of our parent company’s accounting basis (see note 3 to the consolidated financial statements) and we recorded approximately $658.5 million of goodwill as a result of the Century acquisition. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 8 and 9 to our consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $5.3 million during 2006 compared to $2.6 million during 2005. The loss recorded during 2006 primarily related to a loss on the exchange of a theatre in the United States with a third party, lease termination fees and asset write-offs incurred due to theatre closures and the replacement of certain theatre assets. The loss recorded during 2005 was primarily due to property damages sustained at three of our theatres due to hurricanes along the Gulf of Mexico coast and the write-off of some theatre equipment that was replaced.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $111.4 million for 2006 compared to $86.9 million for 2005. The increase was primarily due to the financing associated with the Century acquisition.
     Loss on Early Retirement of Debt. During 2006, we recorded a loss on early retirement of debt of $9.1 million which was a result of the refinancing associated with the Century Acquisition, the repurchase of $10.0 million aggregate principal amount of Cinemark USA, Inc.’s 9% senior subordinated notes, and the repurchase of $39.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes, all of which resulted in the write-off of unamortized debt issue costs and the payment of fees and expenses. See notes 4 and 11 to our consolidated financial statements.
     Income Taxes. Income tax expense of $12.2 million was recorded for 2006 compared to $14.2 million recorded for 2005. The effective tax rate was 59.3% for 2006 and 38.8% for 2005. The effective tax rate for 2006 reflects the impact of purchase accounting adjustments and related goodwill impairment charges resulting from the MDP Merger. See note 17 to our consolidated financial statements.

Comparison of Years Ended December 31, 2005 and December 31, 2004
     Revenues. Total revenues for 2005 decreased to $1,020.6 million from $1,024.2 million for 2004, representing a 0.4% decrease. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2004	2005	% Change	2004	2005	% Change	2004	2005	% Change
Admissions revenues (in millions)	$489.0	$472.0	(3.5)%	$158.0	$169.2	7.1%	$647.0	$641.2	(0.9)%
Concession revenues (in millions)	$255.9	$248.7	(2.8)%	$65.7	$71.4	8.7%	$321.6	$320.1	(0.5)%
Other revenues (in millions) (1)	$37.1	$35.6	(4.0)%	$18.5	$23.7	28.1%	$55.6	$59.3	6.7%
Total revenues (in millions) (1)	$782.0	$756.3	(3.3)%	$242.2	$264.3	9.1%	$1,024.2	$1,020.6	(0.4)%
Attendance (in millions)	113.6	105.6	(7.1)%	65.7	60.1	(8.5)%	179.3	165.7	(7.6)%
Revenues per screen (1)	$341,747	$321,833	(5.8)%	$286,364	$297,316	3.8%	$326,664	$315,104	(3.5)%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See note 19 to our consolidated financial statements.
•	Consolidated. The decrease in admissions revenues of $5.8 million was due to the 7.6% decline in attendance, which contributed $(48.1) million, partially offset by the 7.3% increase in average ticket prices, which contributed $42.3 million. The decline in concession revenues of $1.5 million was also attributable to the decline in attendance, which contributed $(23.7) million partially offset by the 7.7% increase in concession revenues per patron, which contributed $22.2 million. The decline in attendance for 2005 was primarily due to the decline in the quality of films released during 2005 compared to 2004. The increases in average ticket prices and concession revenues per patron were primarily due to price increases and also due to favorable exchange rates in certain countries in which we operate.
•	U.S. The decrease in admissions revenues of $17.0 million was attributable to the 7.1% decrease in attendance from 113.6 million patrons for 2004 to 105.6 million patrons for 2005, which contributed $(34.7) million, partially offset by a 3.9% increase in average ticket price from $4.30 for 2004 to $4.47 for 2005, which contributed $17.7 million. The decline in concession revenues of $7.2 million was attributable to the 7.1% decrease in attendance, which contributed $(18.2) million, partially offset by a 4.6% increase in concession revenues per patron from $2.25 per patron for 2004 to $2.36 per patron for 2005, which contributed $11.0 million. The decline in attendance for 2005 was primarily due to the decline in the quality of films released during 2005 compared to 2004. The increases in average ticket prices and concession revenues per patron were primarily due to price increases.
•	International. The increase in admissions revenues of $11.2 million was attributable to a 17.1% increase in average ticket price from $2.40 for 2004 to $2.82 for 2005, which contributed $24.6 million, partially offset by the 8.5% decrease in attendance from 65.7 million patrons for 2004 to 60.1 million patrons for 2005, which contributed $(13.4) million. The increase in concession revenues of $5.7 million was attributable to an 18.6% increase in concession revenues per patron from $1.00 per patron for 2004 to $1.19 per patron for 2005, which contributed $11.2 million, partially offset by the 8.5% decrease in attendance, which contributed $(5.5) million. The decline in attendance for 2005 was primarily due to the decline in the quality of films released during 2005 compared to 2004. The increases in average ticket prices and concession revenues per patron were primarily due to price increases and also favorable exchange rates in certain countries in which we operate.

     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $762.1 million, or 74.7% of revenues, for 2005 compared to $745.3 million, or 72.8% of revenues, for 2004. The increase, as percentage of revenues, was primarily due to the decrease in revenues and the fixed nature of some of our theatre operating costs, such as components of facility lease expense and utilities and other costs. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2004	2005	2004	2005	2004	2005
Film rentals and advertising	$270.1	$263.7	$78.7	$84.0	$348.8	$347.7
Concession supplies	37.2	34.5	16.6	18.0	$53.8	$52.5
Salaries and wages	84.9	80.8	18.2	20.7	$103.1	$101.5
Facility lease expense	92.8	96.0	33.8	40.6	$126.6	$136.6
Utilities and other	85.2	90.7	27.8	33.1	$113.0	$123.8

Total theatre operating costs	$570.2	$565.7	$175.1	$196.4	$745.3	$762.1

•	Consolidated. Film rentals and advertising costs were $347.7 million, or 54.2% of admissions revenues, for 2005 compared to $348.8 million, or 53.9% of admissions revenues, for 2004. The $1.1 million decrease in film rentals and advertising costs for 2005 is due to decreased admissions revenues, which contributed $(3.8) million, offset by an increase in our film rentals and advertising rate, which contributed $2.7 million. The increase in film rentals and advertising costs as a percentage of admissions revenues was primarily related to the high film rental costs associated with certain blockbuster films released during 2005. Concession supplies expense was $52.5 million, or 16.4% of concession revenues, for 2005 compared to $53.8 million, or 16.7% of concession revenues, for 2004. The decrease in concession supplies expense of $1.3 million is primarily due to a decrease in our concession supplies rate. The decrease in concession supplies expense as a percentage of concession revenues was primarily due to concession sales price increases and an increase in concession rebates received from certain vendors.
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
•	U.S. Film rentals and advertising costs were $263.7 million, or 55.9% of admissions revenues, for 2005 compared to $270.1 million, or 55.2% of admissions revenues, for 2004. The decrease of $6.4 million in film rentals and advertising costs for 2005 is due to decreased admissions revenues, which contributed $(9.4) million, offset by an increase in our film rentals and advertising rate, which contributed $3.0 million. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to high film rental costs associated with certain blockbuster films released during 2005. Concession supplies expense was $34.5 million, or 13.9% of concession revenues, for 2005 compared to $37.2 million, or 14.5% of concession revenues, for 2004. The decrease in concession supplies expense of $2.7 million is due to decreased concession revenues, which contributed $(1.0) million, and a decrease in our concession supplies rate, which contributed $(1.7) million. The decrease in concession supplies expense as a percentage of revenues was primarily due to concession sales price increases.
Salaries and wages decreased to $80.8 million for 2005 from $84.9 million for 2004 primarily due to strategic reductions in certain variable salaries and wages related to the decrease in attendance. Facility lease expense increased to $96.0 million for 2006 from $92.8 million for 2004 primarily due to increased percentage rent related to increased admissions revenues and new theatre openings. Utilities and other costs increased to $90.7 million for 2005 from $85.2 million for 2004 primarily due to higher utility and janitorial supplies costs of our existing theatres and new theatre openings.
•	International. Film rentals and advertising costs were $84.0 million, or 49.6% of admissions revenues, for 2005 compared to $78.7 million, or 49.8% of admissions revenues, for 2004. The increase in film rentals and advertising costs of $5.3 million for 2005 is primarily due to increased admissions revenues. Concession supplies expense was $18.0 million, or 25.2% of concession revenues, for 2005 compared to $16.6 million, or 25.3% of concession revenues, for 2004. The increase in concession supplies expense of $1.4 million is primarily due to increased concession revenues.
Salaries and wages increased to $20.7 million for 2005 from $18.2 million form 2004 primarily due to new theatre openings. Facility lease expense increased to $40.6 million for 2005 from $33.8 million for 2004 primarily due to increased percentage rent related to increased revenues and new theatre openings. Utilities and other costs increased to $33.1 million for 2005 from $27.8 million for 2004 primarily due to higher utility and janitorial supplies costs of our existing theatres and new theatre openings.
     General and Administrative Expenses. General and administrative expenses decreased to $50.9 million for 2005 from $51.7 million for 2004. The decrease was primarily due to a reduction in incentive compensation expense.
     Stock Option Compensation and Change of Control Expenses related to the MDP Merger. Stock option compensation expense of $16.3 million and change of control fees of $15.7 million were recorded during 2004 as a result of the MDP Merger. See note 3 to our consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of net favorable leases, was $76.5 million for 2005 compared to $67.1 million for 2004. The increase was primarily due to new theatre openings during the latter part of 2004 and 2005 and amortization of intangible assets recorded as a result of the final purchase price allocations for the Brazil and Mexico acquisitions. See note 5 to our consolidated financial statements.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on long-lived assets held and used of $9.7 million during 2005 and $1.7 million during 2004. Impairment charges for 2005 and 2004 included the write-down of certain theatres to their fair values. Impairment charges for 2005 consisted of $8.4 million of theatre properties and $1.3 million of goodwill associated with theatre properties. Impairment charges for 2004 consisted of $1.7 million of theatre properties. We record goodwill at the theatre level which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 8 and 9 to our consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $2.6 million during 2005 and $4.9 million during 2004. The loss recorded during 2005 was primarily due to property damages sustained at certain of our theatres due to the recent hurricanes along the Gulf of Mexico coast and the write-off of theatre equipment that was replaced. The loss recorded during 2004 consisted of a loss on sale of a land parcel, the write-off of a license agreement that was terminated, the write-off of theatre equipment that was replaced, and the write-off of theatre equipment and goodwill associated with theatres that closed during the year.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $86.9 million for 2005 compared to $72.9 million for 2004. The increase in interest expense is due to the issuance of the 9 3/4% senior discount notes on March 31, 2004, the amortization of the related debt issue costs and an increase in average interest rates on our variable rate debt.
     Interest Income. Interest income of $6.6 million was recorded for 2005 compared to $2.0 million for 2004. The increase in interest income is due to increased cash balances and increased average interest rates earned on such balances.
     Loss on Early Retirement of Debt. During 2004, we recorded a loss on early retirement of debt of $6.0 million, which represented the write-off of unamortized debt issue costs, unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees associated with the repurchase and subsequent retirement of our 8 1/2% senior subordinated notes and a portion of our 9% senior subordinated notes related to the MDP Merger. See note 11 to our consolidated financial statements.
     Income Taxes. Income tax expense of $14.2 million was recorded for 2005 compared to $17.3 million recorded for 2004. The effective tax rate was 38.8% for 2005 versus 42.9% for 2004. See Note 17 to our consolidated financial statements.
     Income from Discontinued Operations, Net of Taxes. We recorded income from discontinued operations, net of taxes, of $3.6 million during 2004. The income for 2004 includes the results of operations of our two United Kingdom theatres that were sold on April 30, 2004, the loss on sale of the two United Kingdom theatres, the results of operations of the eleven Interstate theatres that were sold on December 23, 2004 and the gain on sale of the Interstate theatres. See note 7 to our consolidated financial statements.

Liquidity and Capital Resources
Operating Activities
     We primarily collect our revenues in cash, mainly through box office receipts and the sale of concession supplies. In addition, a majority of our theatres provide the patron a choice of using a credit card, in place of cash, which we convert to cash over a range from one to six days. Because our revenues are received in cash prior to the payment of related expenses, we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities amounted to $123.1 million, $165.3 million and $155.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. The increase in cash provided by operating activities from 2004 to 2005 is primarily the result of an increase in our income tax payable balance of approximately $20.2 million at December 31, 2005 compared to December 31, 2004 related to the timing of our income tax payments. Our accounts payable and accrued liabilities also increased approximately $14.1 million at December 31, 2005 compared to December 31, 2004 primarily due to the increase in business and resulting expenses in December 2005 compared with December 2004 and the timing of our payments of such liabilities.
     Since the issuance of the 9 3/4% senior discount notes on March 31, 2004, interest has accreted rather than been paid in cash, which has benefited our operating cash flows for the periods presented. Interest will be paid in cash commencing September 15, 2009, at which time our operating cash flows will be impacted by these cash payments.
     In May 2006, we repurchased $39.8 million aggregate principal amount at maturity of the 9 3/4% senior discount notes for approximately $31.7 million, including accreted interest of $5.4 million and a $1.4 million cash premium paid. In our 2006 second and third quarter unaudited interim consolidated statements of cash flows included as part of our Form 10-Q filings, we presented the payment of accreted interest as a financing activity. We believe this presentation to be incorrect and have properly presented the payment as an operating activity in our audited consolidated statements of cash flows for the periods from January 1, 2006 to October 4, 2006 (Predecessor) and October 5, 2006 to December 31, 2006 (Successor). We will correct the 2006 interim presentations in our 2007 second and third quarter Form 10-Q filings.
Investing Activities
     Our investing activities have been principally related to the development and acquisition of additional theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities, as reflected in the consolidated statements of cash flows, amounted to $116.9 million, $81.6 million and $631.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. The increase in cash used for investing activities for the year ended December 31, 2006 is primarily due to the cash portion of the Century acquisition purchase price of $531.2 million (See Note 4 to our consolidated financial statements) and increased capital expenditures.
     Capital expenditures for the years ended December 31, 2004, 2005 and 2006 were as follows (in millions):

	New	Existing
Period	Theatres	Theatres	Total
Year Ended December 31, 2004	$61.5	$19.5	$81.0
Year Ended December 31, 2005	$50.3	$25.3	$75.6
Year Ended December 31, 2006	$68.8	$38.3	$107.1
     During August 2004, our Brazilian partners exercised their option to cause us to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. We purchased the partners’ shares of Cinemark Brasil S.A. for approximately $45.0 million with available cash on August 18, 2004. See note 5 to our consolidated financial statements for further discussion of this acquisition.
     During September 2004, we purchased shares of common stock of Cinemark Mexico USA, Inc. from our Mexican partners, increasing our ownership interest in this subsidiary from 95.0% to 99.4%. The purchase price was approximately $5.4 million and was funded with available cash and borrowings on our revolving credit line of our former senior secured credit facility. See note 5 to the consolidated financial statements for further discussion of this acquisition.
     During July 2005, we purchased a 20.7% interest in NCM for approximately $7.3 million. Under the terms of the Exhibitor Services Agreement with NCM, we installed digital distribution technology for advertising and other non-film content in certain of our domestic theatres, which resulted in capital expenditures of $9.7 million during the year ended December 31, 2005 and $11.3 million during the year ended December 31, 2006. As a result of the Century acquisition, we owned approximately 25% of NCM and committed to install digital distribution technology in the majority of the theatres acquired, which we estimate will result in capital expenditures of approximately $6.6 million of which, as of December 31, 2006, we had spent approximately $3.8 million. We expect to complete the installation of digital technology in our theatres for advertising and other non-film content at a cost of $2.8 million during the first quarter of 2007. See note 6 to our consolidated financial statements for further discussion of the NCM joint venture.
     During October 2006, we completed the Century acquisition for a purchase price of approximately $681.2 million and the assumption of approximately $360.0 million of debt of Century. Of the total purchase price, $150.0 million consisted of the issuance of shares of Cinemark Holdings, Inc.’s common stock. We also incurred approximately $7.4 million in transaction costs. See note 4 to our consolidated financial statements for further discussion of this acquisition.
     We continue to expand our U.S. theatre circuit. We opened 14 new theatres with 179 screens and acquired one theatre with 12 screens in an exchange for one of our theatres during the year ended December 31,

2006. We also completed the acquisition of Century, with 77 theatres and 1,017 screens. At December 31, 2006, our total domestic screen count was 3,523 screens (12 of which are in Canada). At December 31, 2006, we had signed commitments to open 13 new theatres with 200 screens in domestic markets during 2007 and open eight new theatres with 126 screens subsequent to 2007. We estimate the remaining capital expenditures for the development of all of the 326 domestic screens will be approximately $123.0 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We also continue to expand our international theatre circuit. We opened seven new theatres with 53 screens during the year ended December 31, 2006, bringing our total international screen count to 965 screens. At December 31, 2006, we had signed commitments to open four new theatres with 27 screens in international markets during 2007 and open three new theatres with 29 screens subsequent to 2007. We estimate the remaining capital expenditures for the development of all of the 56 international screens will be approximately $32.0 million. Actual expenditures for continued theatre development and acquisitions are subject to change based upon the availability of attractive opportunities.
     We plan to fund capital expenditures for our continued development with cash flow from operations, borrowings under our new senior secured credit facility, subordinated note borrowings, proceeds from sale leaseback transactions and/or sales of excess real estate.
Financing Activities
     Cash provided by (used for) financing activities, as reflected in the consolidated statements of cash flows, amounted to $(14.4) million, $(3.8) million and $439.9 million during the years ended December 31, 2004, 2005 and 2006, respectively. We may from time to time, subject to compliance with our debt instruments, purchase on the open market our debt securities depending upon the availability and prices of such securities.
     Long-term debt consisted of the following as of December 31, 2005 and 2006:

	December 31, 2005 (Predecessor)	December 31, 2006 (Successor)
Cinemark, Inc. 9 3/4% senior discount notes due 2014	$423,978	$434,073
Cinemark USA, Inc. 9% senior subordinated notes due 2013	353,330	350,820
Cinemark USA, Inc. term loan	255,450	1,117,200
Other long-term debt	11,497	9,560

Total long-term debt	1,044,255	1,911,653
Less current portion	6,871	14,259

Long-term debt, less current portion	$1,037,384	$1,897,394

     As of December 31, 2006, we had borrowings of $1,117.2 million outstanding on the term loan under our new senior secured credit facility, $434.1 million accreted amount at December 31, 2006 outstanding under our 9 3/4% senior discount notes and approximately $332.2 million aggregate principal amount outstanding under the 9% senior subordinated notes, respectively, and had $149.9 million in available borrowing capacity under our revolving credit facility. We incurred $111.4 million of interest expense for the year ended December 31, 2006. We were in full compliance with all agreements governing our outstanding debt at December 31, 2006.
     As of December 31, 2006, our long-term debt obligations, scheduled interest payments on long-term debt, future minimum lease obligations under non-cancelable operating and capital leases, scheduled interest payments under capital leases, outstanding letters of credit, obligations under employment agreements and purchase commitments for each period indicated are summarized as follows:

	Payments Due by Period
		Less Than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years
	(In millions)
Long-term debt (1)(2)	$2,013.2	$14.3	$27.7	$23.6	$1,947.6
Scheduled interest payments on long-term debt (3)	953.4	112.6	237.2	322.6	281.0
Operating lease obligations	2,004.2	163.7	334.7	320.1	1,185.7
Capital lease obligations	115.8	3.6	8.7	10.4	93.1
Scheduled interest payments on capital leases	119.0	12.4	23.5	21.4	61.7
Letters of credit	0.1	0.1	—	—	—
Employment agreements	9.3	3.1	6.2	—	—
Purchase commitments (4)	162.7	78.1	71.6	12.5	0.5

Total	$5,377.7	$387.9	$709.6	$710.6	$3,569.6

(1)	Includes the 9¾% senior discount notes in the aggregate principal amount at maturity of $535.6 million.

(2)	On March 6, 2007, we commenced a tender offer for any and all of our 9% senior subordinated notes, of which $332.2 million aggregate principal amount remained outstanding. On March 20, 2007, approximately $332.0 million aggregate principal amount were tendered and repurchased. See note 24 of our consolidated financial statements.

(3)	Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on December 31, 2006. The average interest rates on our fixed rate and variable rate debt were 9.5% and 7.4%, respectively, as of December 31, 2006.

(4)	Includes estimated remaining capital expenditures associated with the construction of new theatres to which we were committed as of December 31, 2006.

Cinemark, Inc. 9 3/4% Senior Discount Notes
     On March 31, 2004, Cinemark, Inc. issued approximately $577.2 million aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of approximately $360.0 million were used to fund in part the MDP Merger. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to Cinemark, Inc.’s holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from its subsidiaries. Cinemark, Inc. may redeem all or part of the 9 3/4% senior discount notes on or after March 15, 2009.
     On September 22, 2005, Cinemark, Inc. repurchased $1.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes as part of an open market purchase for approximately $1.3 million, including accreted interest. During May 2006, as part of four open market purchases, Cinemark, Inc. repurchased $39.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31.7 million, including accreted interest of $5.4 million. Cinemark, Inc. funded these transactions with available cash from its operations. As of December 31, 2006, the accreted principal balance of the notes was approximately $434.1 million and the aggregate principal amount at maturity will be approximately $535.6 million. The open market repurchase costs, including premiums paid and a portion of the unamortized debt issue costs of $0.1 million and $2.4 million related to the repurchase of the 9 3/4% senior discount notes, were recorded as loss on early retirement of debt in our consolidated statements of operations for the year ended December 31, 2005 and the period from January 1, 2006 to October 4, 2006, respectively.
     The indenture governing the 9 3/4% senior discount notes contains covenants that limit, among other things, dividends, transactions with affiliates, investments, sales of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. The dividend restriction contained in the indenture prevents Cinemark, Inc. from paying a dividend or otherwise distributing cash to its stockholders unless (1) it is not in default, and the distribution would not cause it to be in default, under the indenture; (2) it would be able to incur at least $1.00 more of indebtedness without the ratio of its consolidated cash flow to its fixed charges (each as defined in the indenture, and calculated on a pro forma basis for the most recently ended four full fiscal quarters for which internal financial statements are available, using certain assumptions and modifications specified in the indenture, and including the additional indebtedness then being incurred) falling below two to one (the “senior notes debt incurrence ratio test”); and (3) the aggregate amount of distributions made since March 31, 2004, including the distribution proposed, is less than the sum of (a) half of its consolidated net income (as defined in the indenture) since February 11, 2003, (b) the net proceeds to it from the issuance of stock since April 2, 2004, and (c) certain other amounts specified in the indenture, subject to certain adjustments specified in the indenture. The dividend restriction is subject to certain exceptions specified in the indenture.
     Upon certain specified types of change of control of Cinemark, Inc., which excludes an initial public offering, Cinemark, Inc. would be required under the indenture to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of repurchase.

Cinemark USA, Inc. 9% Senior Subordinated Notes
     On February 11, 2003, Cinemark USA, Inc. issued $150 million principal amount of 9% senior subordinated notes due 2013 and on May 7, 2003, Cinemark USA, Inc. issued an additional $210 million aggregate principal amount of 9% senior subordinated notes due 2013, collectively referred to as the 9% senior subordinated notes. Interest is payable on February 1 and August 1 of each year. On April 6, 2004, as a result of the MDP Merger and in accordance with the terms of the indenture governing the 9% senior subordinated notes, Cinemark USA, Inc. made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount. Approximately $17.8 million aggregate principal amount of the 9% senior subordinated notes were tendered. The payment of the change of control price was funded with available cash by Cinemark USA, Inc. on June 1, 2004. The unamortized bond premiums paid and other fees of $0.8 million related to the retirement of the 9% notes were recorded as gain on early retirement of debt in our consolidated statements of operations for the year ended December 31, 2004.
     During May 2006, as part of three open market purchases, Cinemark USA, Inc. repurchased $10.0 million aggregate principal amount of its 9% senior subordinated notes for approximately $11.0 million, including accrued and unpaid interest. The transactions were funded by Cinemark USA, Inc. with available cash from operations. As a result of the transactions, we recorded a loss on early retirement of debt of $1.0 million for the period from January 1, 2006 to October 4, 2006, which included the write off of unamortized debt issue costs and unamortized bond premium related to the retired subordinated notes.
     As of December 31, 2006, Cinemark USA, Inc. had outstanding approximately $332.2 million aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem all or part of the 9% senior subordinated notes on or after February 1, 2008.
     The 9% senior subordinated notes are general, unsecured obligations and are subordinated in right of payment to the new senior secured credit facility and other senior indebtedness. The notes are guaranteed by certain of Cinemark USA, Inc.’s domestic subsidiaries. The guarantees are subordinated to the senior indebtedness of the subsidiary guarantors, including their guarantees of the new senior secured credit facility. The notes are effectively subordinated to the indebtedness and other liabilities of Cinemark USA, Inc.’s nonguarantor subsidiaries.
     The indenture governing the 9% senior subordinated notes contains covenants that limit, among other things, dividends, transactions with affiliates, investments, sales of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. The dividend restriction contained in the indenture prevents Cinemark USA, Inc. from paying a dividend or otherwise distributing cash to its capital stockholders unless (1) it is currently not in default, and the distribution would not cause it to be in default, under the indenture; (2) it would be able to incur at least $1.00 more of indebtedness without the ratio of its EBITDA (as defined in the indenture) for the four full fiscal quarters prior to the incurrence of such indebtedness to the amount of its consolidated interest expense (as defined in the indenture) for the quarter in which the indebtedness is incurred and the following three fiscal quarters (each calculated on a pro forma basis using certain assumptions and modifications specified in the indenture, and including the additional indebtedness then being incurred) falling below two to one (the “senior sub notes debt incurrence ratio test”); and (3) the aggregate amount of distributions made since February 11, 2003, including the distribution currently proposed, is less than the sum of (a) half of its consolidated net income (as defined in the indenture) since February 11, 2003, (b) the net proceeds to it from the issuance of stock since February 11, 2003, and (c) certain other amounts specified in the indenture, subject to certain adjustments specified in the indenture. The dividend restriction is subject to certain exceptions specified in the indenture.
     Upon certain specified types of change of control of Cinemark USA, Inc., which excludes an initial public offering, Cinemark USA, Inc. would be required under the indenture to make an offer to repurchase all of the 9% senior subordinated notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest through the date of repurchase.
     On March 6, 2007, we commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of our 9% senior subordinated notes, of which approximately $332.2 million aggregate principal amount remained outstanding. In connection with the tender offer, we solicited consents for certain proposed amendments to the indenture pursuant to which the 9% senior subordinated notes were issued. On March 20, 2007, approximately $332.0 million aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by us for approximately $360.2 million, including accrued interest and premiums paid. We funded the repurchase with the net proceeds received from NCM in connection with the consummation of its initial public offering and our modification of certain agreements with NCM. We will record a loss on early retirement of debt of approximately $7.6 million during the three months ended March 31, 2007, which will include the write-off of unamortized bond premiums, the write-off of unamortized debt issue costs, premiums paid and other fees associated with the repurchase.
     On March 20, 2007, Cinemark USA, Inc. and the Bank of New York Trust Company, N.A. as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.

Other Debt Transactions in Connection with MDP Merger
     On March 16, 2004, in connection with the MDP Merger, Cinemark USA, Inc. initiated a tender offer for its then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, a supplemental indenture removing substantially all of the covenants was executed and became effective on the date of the MDP Merger. In April 2004, Cinemark USA, Inc. redeemed approximately $94.2 million aggregate principal amount of 8 1/2% senior subordinated notes that were tendered, pursuant to the tender offer, utilizing a portion of the proceeds from its former senior secured credit facility. On April 14, 2004, after the expiration of the tender offer, Cinemark USA, Inc. redeemed an additional $50,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered, leaving outstanding approximately $10.8 million aggregate principal amount of 8 1/2% senior subordinated notes. The unamoritized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $4.8 million related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt in our consolidated statements of operations for the year ended December 31, 2004.
     On April 6, 2004, as a result of the consummation of the MDP Merger and in accordance with the terms of the indenture governing its 9% senior subordinated notes, Cinemark USA, Inc. made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17.8 million in aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. Cinemark USA, Inc. paid the change of control price with available cash on June 1, 2004.
     On July 28, 2004, Cinemark USA, Inc. provided notice to the holders of its remaining outstanding 8 1/2% senior subordinated notes due 2008 of its election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, Cinemark USA, Inc. redeemed the remaining $10.8 million aggregate principal amount of notes utilizing available cash and borrowings under its former revolving credit line. The unamortized bond premium, tender offer repurchase costs, including premiums paid, and other fees of $0.4 million related to the retirement of the 8 1/2% notes were recorded as a gain on early retirement of debt in our consolidated statements of operations for the year ended December 31, 2004.
New Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century acquisition, Cinemark USA, Inc., entered into a new senior secured credit facility. The new senior secured credit facility provides for a seven year term loan of $1.12 billion and a $150 million revolving credit line that matures in six years unless its 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the new senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. The net proceeds of the term loan were used to finance a portion of the $531.2 million cash portion of the Century acquisition, repay in full the $253.5 million outstanding under the former senior secured credit facility, repay $360.0 million of existing indebtedness of Century and to pay for related fees and expenses. The revolving credit line was left undrawn at closing. The revolving credit line is used for our general corporate purposes.
     At December 31, 2006, there was $1,117.2 million outstanding under the new term loan and no borrowings outstanding under the new revolving credit line. Approximately $149.9 million was available for borrowing under the new revolving credit line, giving effect to a $0.1 million letter of credit outstanding. The average interest rate on outstanding borrowings under the new senior secured credit facility at December 31, 2006 was 7.4% per annum.
     Under the term loan, principal payments of $2.8 million are due each calendar quarter beginning December 31, 2006 through September 30, 2012 and increase to $263.2 million each calendar quarter from December 31, 2012 to maturity at October 5, 2013. The term loan bears interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s corporate credit rating. Borrowings under the revolving credit line bear interest, at Cinemark USA, Inc.’s option, at: (A) a base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to Cinemark USA, Inc.’s consolidated net senior secured leverage ratio as defined in the credit agreement. Cinemark USA, Inc. is required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the new revolving credit line, payable quarterly in arrears, which rate decreases to 0.375% per annum for any fiscal quarter in which Cinemark USA, Inc.’s consolidated net senior secured leverage ratio on the last day of such fiscal quarter is less than 2.25 to 1.0.
     Cinemark USA, Inc.’s obligations under the new senior secured credit facility are guaranteed by Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of Cinemark, Inc., CNMK Holding, Inc. and certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.
     The new senior secured credit facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s, Cinemark, Inc.’s and CNMK Holding, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, repurchase stock and voluntarily repurchase or redeem the 9 3/4% senior discount notes or the 9% senior subordinated notes; and make capital expenditures and investments. The new senior secured credit facility also requires Cinemark USA, Inc. to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the new senior secured credit facility. The dividend restriction contained in the new senior secured credit facility prevents us and any of our subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) we are not in default, and the distribution would not cause us to be in default, under the new senior secured credit facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since October 5, 2006, including the distribution currently proposed, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since October 5, 2006, (b) Cinemark USA, Inc.’s consolidated EBITDA minus two times its consolidated interest expense, each as defined in the new senior secured credit facility, since October 1, 2006, (c) $150 million and (d) certain other amounts specified in the new senior secured credit facility, subject to certain adjustments specified in the new senior secured credit facility. The dividend restriction is subject to certain exceptions specified in the new senior secured credit facility.
     The new senior secured credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain types of change of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, all commitments under the new senior secured credit facility may be terminated and all obligations under the new senior secured credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.
     On March 14, 2007, Cinemark USA, Inc. amended its new senior secured credit facility to, among other things, modify the interest rate on the term loans under the new senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “Eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case, the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the new senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM transactions or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans. The amendment was a condition precedent to the consummation of the tender offer for the 9% senior subordinated notes.
Former Senior Secured Credit Facility
     On April 2, 2004, Cinemark USA, Inc. amended its then existing senior secured credit facility in connection with the MDP Merger. The former senior secured credit facility provided for a $260 million seven year term loan and a $100 million six and one-half year revolving credit line. The net proceeds from the former senior secured credit facility were used to repay the term loan under its then existing senior secured credit facility of approximately $163.8 million and to redeem the approximately $94.2 million aggregate principal amount of its then outstanding $105 million aggregate principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.
     On October 5, 2006, in connection with the Century acquisition, the $253.5 million outstanding under the former senior secured credit facility was repaid in full with a portion of the proceeds from the new senior secured credit facility. The unamortized debt issue costs of $5.8 million related to the former senior secured credit facility that was repaid in full were recorded as a loss on early retirement of debt in our consolidated statements of operations for the period from October 5, 2006 to December 31, 2006.

Covenant Compliance
     The indenture governing the 9 3/4% senior discount notes requires us to have a fixed charge coverage ratio (as determined under the indenture) of at least 2.0 to 1.0 in order to incur additional indebtedness, issue preferred stock or make certain restricted payments, including dividends to our parent. Fixed charge coverage ratio is defined as the ratio of our consolidated cash flow to our fixed charges for the four most recent fiscal quarters, giving pro forma effect to certain events as specified in the indenture. Fixed charges is defined as our consolidated interest expense, subject to certain adjustments as provided in the indenture. Consolidated cash flow as defined in the indenture is substantially consistent with our presentation of Adjusted EBITDA below. Because our failure to meet the fixed charge coverage ratio described above could restrict our ability to incur debt or make dividend payments, management believes that the indenture governing the 9 3/4% senior discount notes and these covenants and Adjusted EBITDA are material to us. As of December 31, 2006, fixed charge coverage ratio under the indenture was in excess of the 2.0 to 1.0 requirement described above.
     Adjusted EBITDA and Adjusted EBITDA margin should not be construed as alternatives to net income or operating income as indicators of operating performance or as alternatives to cash flow provided by operating activities as measures of liquidity (as determined in accordance with GAAP). Furthermore, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
     The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)

Net Income	$26,625	$22,387	$8,355
Add (deduct):
Income taxes	17,302	14,193	12,189
Interest expense(1)	72,943	86,867	111,411
Other (income) expense	8,450	(4,581)	5,329
Income from discontinued operations, net of taxes	(3,584)	—	—
Depreciation and amortization	67,051	76,229	94,194
Amortization of net favorable leases	—	232	797
Amortization of tenant allowances	—	—	—
Impairment of long-lived assets	1,667	9,672	29,078
Loss on sale of assets and other	4,851	2,625	5,283
Deferred lease expenses	1,795	2,511	2,115
Stock option compensation and change of control expenses related to the MDP Merger	31,995	—	—
Amortized compensation — stock options	145	—	2,864

Adjusted EBITDA	$229,240	$210,135	$271,615

(1)	Includes amortization of debt issue costs.

      As of December 31, 2006, we are in full compliance with all agreements, including related covenants, governing our outstanding debt.
Ratings
     We are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies’ assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that our current ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings per category, which were current as of February 28, 2007.

Category	Moody’s		Standard and Poor’s
Cinemark, Inc. 9 3/4% Senior Discount Notes	B3		CCC	+
Cinemark USA, Inc. Senior Secured Credit Facility	Ba	2	B
Cinemark USA, Inc. 9% Senior Subordinated Notes	B2		CCC	+

New Accounting Pronouncements
     On May 18, 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. We estimate the new margin tax will not have a significant impact on its income tax expense or its deferred tax assets and liabilities.
     In June 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes”, and recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The Company will adopt FIN 48 in the first quarter of 2007. The Company is currently evaluating the impact the Interpretation may have on its consolidated financial position, cash flows and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS No. 157 on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of the adoption of this statement on our consolidated financial statements.

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
Interest Rate Risk
     An increase or decrease in interest rates would affect interest costs relating to our variable rate debt facilities. We and our subsidiaries are currently parties to variable rate debt facilities. At December 31, 2006, there was an aggregate of approximately $1,126.7 million of variable rate debt outstanding under these facilities. Based on the interest rates in effect on the variable rate debt outstanding at December 31, 2006, a 1% increase in market interest rates would increase our annual interest expense by approximately $11 million.
     The tables below provide information about our long-term fixed rate and variable rate debt agreements as of December 31, 2005 and 2006:

	Expected Maturity as of December 31, 2006
									Average
								Fair	Interest
	2007	2008	2009	2010	2011	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$886.4	$886.5	$812.1	9.5%
Variable rate	14.2	14.9	12.8	12.4	11.2	1,061.2	1,126.7	1,146.8	7.4%

Total debt	$14.3	$14.9	$12.8	$12.4	$11.2	$1,947.6	$2,013.2	$1,958.9

	Expected Maturity as of December 31, 2005
									Average
								Fair	Interest
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Rate
Fixed rate	$0.1	$—	$—	$—	$—	$928.7	$928.8	$792.8	9.5%
Variable rate	6.8	5.5	4.3	4.1	185.1	61.1	266.9	268.4	6.6%

Total debt	$6.9	$5.5	$4.3	$4.1	$185.1	$989.8	$1,195.7	$1,061.2

Foreign Currency Exchange Rate Risk
     We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our international operations. Generally, we export from the U.S. certain of the equipment and construction interior finish items and other operating supplies used by our international subsidiaries. Principally all the revenues and operating expenses of our international subsidiaries are transacted in the country’s local currency. Generally accepted accounting principles in the U.S. require that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If our subsidiaries operate in a highly inflationary economy, generally accepted accounting principles in the U.S. require that the U.S. dollar be used as the functional currency for the subsidiary. Currency fluctuations result in us reporting exchange gains (losses) or foreign currency translation adjustments relating to our international subsidiaries depending on the inflationary environment of the country in which we operate. As of December 31, 2006, none of the international countries in which we operate were considered highly inflationary. Based upon our equity ownership in our international subsidiaries as of December 31, 2006, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the net fair value of our investments in our international subsidiaries by approximately $30 million.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data are listed on the Index on page F-1 of this Form 10-K. Such financial statements and supplementary data are included herein beginning on page F-3.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive

Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.
Changes in Internal Controls
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Set forth below is the name, age, position and a brief account of the business experience of our executive officers and directors:

Name	Age	Position
Lee Roy Mitchell	70	Chairman of the Board; Director
Alan W. Stock	46	Chief Executive Officer
Timothy Warner	62	President; Chief Operating Officer
Tandy Mitchell	56	Executive Vice President; Assistant Secretary
Robert Copple	48	Executive Vice President; Treasurer; Chief Financial Officer; Assistant Secretary
Robert Carmony	49	Senior Vice President-Operations
Michael Cavalier	40	Senior Vice President-General Counsel; Secretary
Walter Hebert, III	61	Senior Vice President-Purchasing
Tom Owens	50	Senior Vice President-Real Estate
John Lundin	57	Vice President-Film Licensing
Don Harton	49	Vice President-Construction
Terrell Falk	56	Vice President-Marketing and Communications
Benjamin D. Chereskin	48	Director
James N. Perry, Jr.	46	Director
Robin P. Selati	41	Director
Vahe A. Dombalagian	33	Director
Enrique F. Senior	63	Director
Peter R. Ezersky	46	Director
Raymond W. Syufy	44	Director
Joseph E. Syufy	41	Director
     Lee Roy Mitchell has served as Chairman of the board since March 1996 and as a Director since our inception in 1987. Mr. Mitchell served as our Chief Executive Officer since our inception until December 2006. Mr. Mitchell was Vice Chairman of the Board of Directors from March 1993 to March 1996 and was President from our inception in 1987 until March 1993. From 1985 to 1987, Mr. Mitchell served as President and Chief Executive Officer of a predecessor corporation. Since June 1999, Mr. Mitchell serves as a director of Texas Capital Bancshares, Inc., a bank holding company. Mr. Mitchell also serves on the Board of Directors of National CineMedia, L.L.C., Board of Directors of the National Association of Theatre Owners, Champions for Life and Dallas County Community College. Mr. Mitchell has been engaged in the motion picture exhibition business for over 50 years. Mr. Mitchell is the husband of Tandy Mitchell.
     Alan W. Stock has served as Chief Executive Officer since December 2006. Mr. Stock served as President from March 1993 until December 2006 and as Chief Operating Officer from March 1992 until December 2006. Mr. Stock also served as a Director from April 1992 until April 2004. Mr. Stock was Senior Vice President from June 1989 until March 1993.
     Timothy Warner has served as President and Chief Operating Officer since December 2006. Mr. Warner served as Senior Vice President from May 2002 until December 2006 and President of Cinemark International, L.L.C. from August 1996 until December 2006.
     Tandy Mitchell has served as Executive Vice President since June 1989 and Assistant Secretary since December 2003. Mrs. Mitchell also served as Vice Chairman of the board from March 1996 until April 2004. Mrs. Mitchell is the wife of Lee Roy Mitchell and sister of Walter Hebert, III.
     Robert Copple has served as Executive Vice President since January 2007 and as Senior Vice President, Treasurer, Chief Financial Officer and Assistant Secretary since August 2000 and also served as a Director from

September 2001 until April 2004. Mr. Copple was acting Chief Financial Officer from March 2000 to August 2000. From August 1997 until March 2000, Mr. Copple was President of PBA Development, Inc., an investment management and venture capital company controlled by Mr. Mitchell. From June 1993 until July 1997, Mr. Copple was Director of Finance of our company. Prior to joining our company, Mr. Copple was a Senior Manager with Deloitte & Touche, LLP where he was employed from 1982 until 1993.
     Robert Carmony has served as Senior Vice President-Operations since July 1997, as Vice President — Operations from March 1996 until July 1997 and as Director of Operations from June 1988 until March 1996.
     Michael Cavalier has served as Senior Vice President-General Counsel since January 2006, as Vice President-General Counsel since August 1999, as Assistant Secretary from May 2001 2002 until December 2003 and as Secretary since December 2003. From July 1997 until July 1999, Mr. Cavalier was General Counsel of our company and from July 1993 until July 1997 was Associate General Counsel.
     Walter Hebert, III has served as Senior Vice President — Purchasing and Special Projects since January 2007 and as Vice President — Purchasing since July 1997 and was the Director of Purchasing from October 1996 until July 1997. From December 1995 until October 1996, Mr. Hebert was the President of 2 Day Video, Inc., a 21-store video chain that was our subsidiary. Mr. Hebert is the brother of Tandy Mitchell.
     Tom Owens has served as Senior Vice President — Real Estate since January 2007 and as Vice President-Development since December 2003 and as Director of Real Estate since April 2002. From 1998 until April 2001, Mr. Owens was President of NRE, a company he founded that specialized in the development and financing of motion picture theatres. From 1996 until 1998, Mr. Owens served as President of Silver Cinemas International, Inc., a motion picture exhibitor. From 1993 until 1996, Mr. Owens served as our Vice President — Development.
     John Lundin has served as Vice President-Film Licensing since September 2000 and as Head Film Buyer from September 1997 until September 2000 and was a film buyer from September 1994 until September 1997.
     Don Harton has served as Vice President-Construction since July 1997. From August 1996 until July 1997, Mr. Harton was Director of Construction.
     Terrell Falk has served as Vice President-Marketing and Communications since April 2001. From March 1998 until May 2001, Ms. Falk was Director of Large Format Theatres, overseeing the marketing and operations of our IMAX theatres.
     Benjamin D. Chereskin has served as a Director since April 2004. Mr. Chereskin is a Managing Director of MDP and co-founded the firm in 1993. Previously, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin currently serves on the Board of Directors of Tuesday Morning Corporation and National CineMedia L.L.C.
     James N. Perry, Jr. has served as a Director since April 2004. Mr. Perry is a Managing Director of MDP and co-founded the firm in 1993. Previously, Mr. Perry was with First Chicago Venture Capital for eight years. Mr. Perry currently serves on the Board of Directors of Cbeyond Communications, Inc., Madison River Telephone Company, Intelsat Holdings, Ltd. and MetroPCS Communications, Inc.
     Robin P. Selati has served as a Director since April 2004. Mr. Selati is a Managing Director of MDP and co-founded the firm in 1993. Previously, Mr. Selati was with Alex. Brown & Sons Incorporated, an investment bank. Mr. Selati currently serves on the Board of Directors of Tuesday Morning Corporation, Carrols Restaurant Group, Inc., Ruth’s Chris Steak House, Inc. and Pierre Holding Corp.
     Vahe A. Dombalagian has served as a Director since April 2004. Mr. Dombalagian is a Director of MDP and has been employed by the firm since July 2001. From August 1997 to August 1999, Mr. Dombalagian was an Associate with Texas Pacific Group, a private equity firm.
     Enrique F. Senior has served as a Director since July 2005. Mr. Senior is a Managing Director of Allen & Company LLC, formerly Allen & Company Incorporated, and has been employed by the firm since 1973.

Previously Mr. Senior was with White, Weld & Company for three years. Mr. Senior currently serves on the Board of Directors of Grupo Televisa S.A. de C.V. and Coca Cola FEMSA S.A. de C.V.
     Peter R. Ezersky has served as a Director since April 2005. Mr. Ezersky is a Managing Principal of Quadrangle Group LLC and co-founded the firm in 2000. Previously, Mr. Ezersky was with Lazard Freres & Co. for ten years and The First Boston Corporation for four years. Mr. Ezersky currently serves on the Board of Directors of MGM Holdings, Dice Holdings and Publishing Group of America.
     Raymond W. Syufy has served as a Director since October 2006. Mr. Syufy began working for Century in 1977 and held positions in each of the major departments within Century. In 1994, Mr. Syufy was named President of Century and was later appointed Chief Executive Officer and Chairman of the Board of Century. Mr. Syufy resigned as an officer and director of Century upon the consummation of the Century acquisition. Mr. Syufy currently serves as Chairman of the Board of the National Association of Theatre Owners of California and Nevada and as a director on the Board of Fandango, Inc. Mr. Syufy is the brother of Joseph Syufy.
     Joseph E. Syufy has served as a Director since October 2006. Mr. Syufy began working for Century in 1981 and worked in various departments within Century. In 1998, Mr. Syufy was named President of Century and was later appointed Chief Executive Officer and then Vice Chairman of the Board of Century. Mr. Syufy resigned as an officer and director of Century upon the consummation of the Century acquisition. Mr. Syufy is the brother of Raymond Syufy.
Audit Committee
     Our audit committee currently consists of one member, Mr. Dombalagian. The audit committee recommends the annual appointment of auditors. The audit committee reviews the scope of audit and non-audit services and related fees, accounting principles we use in financial reporting, and the adequacy of our internal control procedures.
Code of Ethics
     We have adopted a code of ethics applicable to our principal executive officer and our principal financial officer. A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of our company at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     The compensation committee of the Board of Directors currently consists of one independent, non-employee director. The compensation committee is responsible for establishing the compensation for our chief executive officer and other senior executives, including all executive vice presidents. The compensation committee also establishes executive compensation policies, incentive compensation policies, employee benefit plans and determines cash and equity awards thereunder. In so doing, the compensation committee has the responsibility to develop, implement, and manage compensation policies and programs that seek to enhance our long term competitive advantage and sustainable profitability, thereby contributing to the value of our stockholders’ investment. Our Board of Directors will adopt a written charter for the compensation committee setting forth the compensation committee’s purpose and responsibilities.
Overview of Compensation Program
     Our compensation programs are designed to attract, retain, and motivate key executive personnel who possess the skills and qualities necessary to successfully perform in this industry. Elements of compensation for our executives include: annual salary, stock option awards and cash bonus awards. In making compensation decisions with respect to each of these elements, the compensation committee considers the competitive market for executives and compensation levels provided by comparable companies. The compensation committee intends to review the compensation practices of companies in our peer group and companies of comparable size and financial performance with whom we compete for talent.
Components of Compensation
Base Salary
     The compensation committee seeks to keep base salary competitive. Base salaries for the Chief Executive Officer and the other executive officers are determined by the compensation committee based on a variety of factors. These factors include the nature and responsibility of the position, the expertise of the individual executive, the competitiveness of the market for the executive’s services and, except in the case of his own compensation, the recommendations of the chief executive officer.
Annual Performance-Based Cash Incentive Compensation
     In setting compensation, the compensation committee considers annual cash incentives based on company performance to be an important tool in motivating and rewarding the performance of our executive officers. Performance-based cash incentive compensation is paid to our executive officers pursuant to our incentive bonus program.
     Performance-based cash incentive compensation payouts to participants under our incentive bonus program are dependent upon our performance relative to Adjusted EBITDA target levels which are established at the beginning of each year. This plan provides named executive officers with a bonus of 20% of the executive’s annual base salary if the minimum Adjusted EBITDA threshold is met and up to 80% of the executive’s annual base salary if Adjusted EBITDA reaches the “stretch” goal. If our performance is between the minimum and maximum Adjusted EBITDA targets, such executives will receive a prorated bonus between 20% and 80% of his annual base salary. In 2005, the minimum Adjusted EBITDA target was not met and no plan participant received a bonus under our incentive bonus program. In 2006, the minimum Adjusted EBITDA target was met and plan participants qualified for a bonus to be paid in 2007.
Long Term Equity Incentive Compensation
     We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. In November 2006, Cinemark Holdings, Inc.’s Board of Directors and the majority of its stockholders approved the 2006 Long Term Incentive Plan, or 2006 Plan, under which 3,074,991 shares of the common stock of Cinemark Holdings, Inc. are available for issuance to our selected employees, directors and consultants. The following awards may be granted under the 2006 Plan: (1) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, (2) non-qualified stock options not specifically authorized or qualified for favorable federal income tax consequences, and (3) restricted stock awards consisting of shares of common stock that are subject to a substantial risk of forfeiture (vesting) restriction for some period of time. Cinemark Holdings, Inc.’s 2006 Plan was established to provide certain employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The compensation committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goals.
     The 2006 Plan is substantially similar to our 2004 Long Term Incentive Plan, or 2004 Plan. The 2004 Plan was approved by our Board of Directors and the majority of our stockholders on September 30, 2004. Under the 2004 Plan, we made grants of options on two occasions. On September 30, 2004, options to purchase 2,361,590 shares were granted with 9.9% vesting on the grant date and the remainder vesting daily on a pro rata basis through April 2, 2009. On January 28, 2005, more options to purchase 4,075 shares were granted, which vest daily on a pro rata basis over five years. All options expire ten years after the date granted. In connection with the Century acquisition, Cinemark Holdings, Inc. assumed our obligations under the 2004 Plan to assure that stock acquired on exercise of an option issued under the 2004 Plan will be common stock of Cinemark Holdings, Inc. The terms of the option agreements entered into under the 2004 Plan will continue to govern the options. The option will otherwise be subject to the provisions in our 2006 Plan.

Perquisites
     With limited exceptions, the compensation committee’s policy is to provide benefits and perquisites to our executives that are substantially the same as those offered to our other employees at or above the level of vice president. The benefits and perquisites that may be available in addition to those available to our other employees include life insurance premiums and long term disability.
Summary of Compensation for our Named Executive Officers
Lee Roy Mitchell
     For his service as our Chairman of the Board of Directors and Chief Executive Officer, Mr. Mitchell received a base salary of $763,958 during 2006. Mr. Mitchell’s base salary is subject to annual review for increase (but not decrease) each year by our Board of Directors or committee or delegate thereof. In addition, Mr. Mitchell is eligible to receive an annual cash incentive bonus upon Cinemark Holdings, Inc.’s meeting certain performance targets established by our Board of Directors or the compensation committee, as described above. Mr. Mitchell qualifies for Cinemark Holdings, Inc.’s 401(k) matching program, pursuant to which he received $11,550 in company contributions in 2006. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5 million, disability benefits of not less than 66% of base salary, a luxury automobile and a membership at a country club. Upon Mr. Mitchell’s termination of employment, he is entitled to severance payments, the amount of which depends upon the reason for the termination of employment. In any case, Mr. Mitchell will receive all accrued compensation and benefits as well as any vested stock options. If his employment is terminated without cause or he resigns for good reason, Mr. Mitchell will also receive his annual base salary for a period of twelve months and an amount equal to the most recent annual bonus he received prior to the date of termination.
Alan W. Stock, Timothy Warner, Robert Copple and Robert Carmony
     For their service as officers, Alan W. Stock, Timothy Warner, Robert Copple and Robert Carmony received a base salary during 2006 of $452,097, $366,616, $330,118 and $318,247, respectively. The base salary of each of Messrs. Stock, Warner, Copple and Carmony is subject to annual review for increase (but not decrease) each year by our Board of Directors or committee or delegate thereof. In addition, each of these employees is eligible to receive an annual cash incentive bonus upon Cinemark Holdings, Inc.’s meeting certain performance targets established by our Board of Directors or the compensation committee, as described above. Messrs. Stock, Warner, Copple and Carmony each qualify for Cinemark Holdings, Inc.’s 401(k) matching program, pursuant to which they each received $11,550 in company contributions in 2006. Each of Messrs. Stock, Warner, Copple and Carmony is also entitled to certain additional benefits including life insurance and disability benefits.
Compensation Committee
     Upon completion of our parent company's initial public offering, we expect to have a compensation committee consisting of at least two or more members. The principal responsibilities of the compensation committee will be to review and approve corporate goals and objectives relevant to the compensation of our executive officers, evaluate their performance in light of these goals, determine and approve our executive officers compensation based on such evaluation and establish policies including with respect to the following:
•	the allocation between long-term and currently paid out compensation;

•	the allocation between cash and non-cash compensation, and among different forms of non-cash compensation;

•	the allocation among each different form of long-term award;

•	how the determination is made as to when awards are granted, including awards of equity-based compensation such as options; and

•	stock ownership guidelines and any policies regarding hedging the economic risk of such ownership.
Summary Compensation
     The following table contains summary information concerning the total compensation earned during 2006 by our Chief Executive Officer, chief financial officer and our three other most highly compensated executive officers serving in this capacity as of December 31, 2006, whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2006.
Summary Compensation Table for the Fiscal Year Ended December 31, 2006

				Non-Equity
				Incentive Plan	All Other
		Salary	Option Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)		($)
Lee Roy Mitchell	2006	$763,958	$—	$385,773	$24,701	(4)	$1,174,432
Chairman of the Board(3)
Alan W. Stock	2006	452,097	415,761	227,698	634,180	(5)	1,729,736
Chief Executive Officer(3)
Timothy Warner	2006	366,616	415,761	184,645	14,772	(6)	981,794
President and Chief Operating Officer(3)
Robert Copple	2006	330,118	415,761	166,263	16,631	(7)	928,773
Executive Vice President and Chief Financial Officer
Robert Carmony	2006	318,247	270,244	160,284	15,578	(8)	764,353
Senior Vice President — Operations

(1)	These amounts represent the dollar amount of compensation cost we recognized during 2006 for awards granted during 2004 based on the grant date fair value of the named executive officer’s option awards in accordance with SFAS 123(R). See note 4 to our unaudited interim consolidated financial statements for assumptions used in determining compensation expense on options granted in accordance with SFAS 123(R).

(2)	Bonuses were earned in 2006 and paid in March 2007.

(3)	Effective December 12, 2006, Mr. Mitchell stepped down as our Chief Executive Officer. Mr. Stock was elected to replace Mr. Mitchell as our Chief Executive Officer. Mr. Mitchell will continue to serve as our Chairman of the Board of Directors. Mr. Stock had previously served as our President since March 1993 and as Chief Operating Officer since March 1992. Effective December 12, 2006, Mr. Warner was elected to replace Mr. Stock as our President and Chief Operating Officer. Mr. Warner had previously served as our Senior Vice President since May 2002 and President of Cinemark International, L.L.C. since August 1996.

(4)	Represents an $11,550 annual matching contribution to Mr. Mitchell’s 401(k) savings plan, $10,250 representing the value of the use of a company vehicle for one year and $2,901 of life insurance premiums and disability insurance paid by us for the benefit of Mr. Mitchell.

(5)	Represents an $11,550 annual matching contribution to Mr. Stock’s 401(k) savings plan, $3,793 of life insurance premiums and disability insurance paid by us for the benefit of Mr. Stock and payments of $618,837 under Mr. Stock’s profit participation agreement for certain of our theatres.

(6)	Represents an $11,550 annual matching contribution to Mr. Warner’s 401(k) savings plan and $3,222 of life insurance premiums and disability insurance paid by us for the benefit of Mr. Warner.

(7)	Represents an $11,550 annual matching contribution to Mr. Copple’s 401(k) savings plan and $5,081 of life insurance premiums and disability insurance paid by us for the benefit of Mr. Copple.

(8)	Represents an $11,550 annual matching contribution to Mr. Carmony’s 401(k) savings plan and $4,028 of life insurance premiums and disability insurance paid by us for the benefit of Mr. Carmony.

Grants of Plan-Based Awards
     There were no stock option grants or awards to the named executive officers during the fiscal year ended December 31, 2006.
Employment Agreements
Lee Roy Mitchell
     We entered into an employment agreement with Lee Roy Mitchell pursuant to which Mr. Mitchell served as our Chief Executive Officer. The employment agreement became effective upon the consummation of the MDP Merger. Effective December 12, 2006, Mr. Mitchell stepped down as our Chief Executive Officer and will continue to serve as our Chairman of the Board of Directors, and his employment agreement was amended to reflect the change in duties. The initial term of the employment agreement is three years, ending on April 2, 2007, subject to an automatic extension for a one-year period, unless the employment agreement is terminated. Mr. Mitchell received a base salary of $763,958 during 2006, which is subject to annual review for increase (but not decrease) each year by our Board of Directors or committee or delegate thereof. In addition, Mr. Mitchell is eligible to receive an annual cash incentive bonus upon our meeting certain performance targets established by our Board of Directors or the compensation committee for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5 million, disability benefits of not less than 66% of base salary, a luxury automobile and a membership at a country club. The employment agreement provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. If Mr. Mitchell resigns for good reason or is terminated by us without cause (as defined in the agreement), Mr. Mitchell will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted; his annual base salary as in effect at the time of termination for a period of twelve months following such termination; and an amount equal to the most recent annual bonus he received prior to the date of termination. Mr. Mitchell’s equity-based or performance-based awards will become fully vested and exercisable upon such termination or resignation. Mr. Mitchell may choose to continue to participate in our benefit plans and insurance programs on the same terms as other actively employed senior executives for a one-year period.
     In the event Mr. Mitchell’s employment is terminated due to his death or disability, Mr. Mitchell or his estate will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted; his annual base salary as in effect at the time of termination for a period of six months following such termination; a lump sum payment equal to an additional six months of base salary payable six months after the date of termination; and any benefits payable to Mr. Mitchell and/or his beneficiaries in accordance with the terms of any applicable benefit plan.
     In the event Mr. Mitchell’s employment is terminated by us for cause or under a voluntary termination (as defined in the agreement), Mr. Mitchell will receive accrued base salary through the date of termination and any previously vested rights under a stock option or similar incentive compensation plan in accordance with the terms of such plan.
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

     Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier
     We entered into executive employment agreements with each of Alan Stock, Timothy Warner, Tandy Mitchell, Robert Copple, Robert Carmony, Michael Cavalier and John Lundin pursuant to which Mr. Stock, Mr. Warner, Mrs. Mitchell and Messrs. Copple, Carmony, Cavalier and Lundin serve, respectively, as our Chief Executive Officer, President, Executive Vice President, Senior Vice President and Chief Financial Officer, Senior Vice President of Operations, Senior Vice President-General Counsel and Vice President of Film Licensing. The employment agreements became effective upon the consummation of the MDP Merger. Effective December 12, 2006, Mr. Stock was elected to replace Mr. Mitchell as our Chief Executive Officer, Mr. Warner was elected to replace Mr. Stock as our President and Chief Operating Officer and their employment agreements were amended to reflect the change in duties. Effective January 25, 2006, Mr. Copple was promoted to Executive Vice President and his employment agreement was amended to reflect this change. The initial term of each employment agreement is three years, ending on April 2, 2007, subject to automatic extensions for a one-year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each year by our Board of Directors or committee or delegate thereof. In addition, each of these executives is eligible to receive an annual cash incentive bonus upon our meeting certain performance targets established by our Board of Directors or the compensation committee for the fiscal year.
     Our Board of Directors has adopted a stock option plan and granted each executive stock options to acquire such number of Cinemark Holdings, Inc.’s shares as set forth in that executive’s employment agreement. The executive’s stock options vest and become exercisable twenty percent per year on a daily pro rata basis and shall be fully vested and exercisable five years after the date of the grant, as long as the executive remains continuously employed by us. Upon consummation of a sale of our company, the executive’s stock options will accelerate and become fully vested.
     The employment agreement with each executive provides for severance payments on substantially the same terms as the employment agreement for Mr. Mitchell and an amount equal to the most recent annual bonus he or she received prior to the date of termination and a prorata portion of any annual bonus earned during the fiscal year in which termination occurred based upon the number of days worked in such year.
     Each executive will also be entitled to office space and support services for a period of not more than three months following the date of any termination except for termination for cause. The employment agreements contain various covenants, including covenants related to confidentiality, non-competition and non-solicitation.
401(k) Plan
     We sponsor a defined contribution savings plan, or 401(k) Plan, whereby certain employees may elect to contribute, in whole percentages between 1% and 50% of such employee’s compensation, provided no employee’s elective contribution shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code ($15,000 in 2006). We may make an annual discretionary matching contribution. For plan years beginning in 2002, our discretionary matching contributions immediately vest.

2006 Long Term Incentive Plan
     Cinemark Holdings, Inc. was formed on August 2, 2006 in connection with the planned acquisition pursuant to a stock purchase agreement, dated August 7, 2006, of Century by Cinemark USA, Inc. The Century acquisition was completed on October 5, 2006. On October 5, 2006, pursuant to a Contribution and Exchange Agreement, dated August 7, 2006, among the then stockholders of Cinemark, Inc., the parties exchanged their shares of Class A common stock of Cinemark, Inc. for shares of common stock of Cinemark Holdings, Inc. In connection with the Century acquisition, Cinemark Holdings, Inc. assumed the obligations of Cinemark, Inc. under the 2004 Plan to assure that stock acquired on exercise of an option issued under the 2004 Plan will be common stock of Cinemark Holdings, Inc. The terms of the option agreements entered into under the 2004 Plan will continue to govern the options. The options will otherwise be subject to the provisions in our 2006 Plan described below.
     In November 2006, Cinemark Holdings, Inc.’s Board of Directors and the majority of its stockholders approved the 2006 Plan under which 3,074,991 shares of common stock are available for issuance to our selected employees, directors and consultants. As of December 31, 2006, there were options to purchase 2,359,515 shares of common stock outstanding under the 2006 Plan with a weighted average exercise price of $22.58 per share. Our Board of Directors has amended the 2004 Plan to provide that no additional awards may be granted under the 2004 Plan. The 2006 Plan is substantially similar to the 2004 Plan.
     Types of Awards. The following awards may be granted under the 2006 Plan: (1) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, (2) non-qualified stock options not specifically authorized or qualified for favorable federal income tax consequences, and (3) restricted stock awards consisting of shares of common stock that are subject to a substantial risk of forfeiture (vesting) restriction for some period of time.
     Administration. The 2006 Plan is administered by Cinemark Holdings, Inc.’s Board of Directors, or in the discretion of its Board of Directors, by a committee consisting of two or more of its directors. Authority to administer the 2006 Plan will be delegated to the compensation committee, or the administrator, which will have full and final authority to make awards, establish the terms thereof, and administer and interpret the 2006 Plan in its sole discretion unless authority is specifically reserved to its Board of Directors under the 2006 Plan, our amended and restated certificate of incorporation or bylaws, or applicable law. The administrator may delegate duties to one or more of Cinemark Holdings, Inc.’s Board of Directors, including the ability to make awards within designated parameters that do not involve “Covered Employees” within the meaning of Section 162(m) of the Internal Revenue Code or “insiders” within the meaning of Section 16 of the Exchange Act. The 2006 Plan administrator has exclusive authority to determine employees to whom awards will be granted, the timing and manner of the grant of awards, the number of shares to be subject to any award, the purchase price or exercise price and medium of payment, vesting provisions and repurchase provisions and to specify the provisions of any agreement relating to such grant or sale, the duration and purpose of leaves of absence which may be granted to optionees and grantees without constituting termination of employment for purposes of the 2006 Plan and all other discretionary determinations necessary or advisable for administration of the 2006 Plan.
     Eligibility. Any employee, director or consultant of our or any of our subsidiaries who is designated by the administrator is eligible to receive an award under the 2006 Plan. Incentive stock options may only be granted to a person employed by us or by one of our subsidiaries.
     Shares Subject to the 2006 Plan. The aggregate number of shares which may be issued under the 2006 Plan consists of 3,074,991 shares of our common stock, subject to certain adjustments.
     Terms and Conditions of Options. The exercise price for the shares subject to any option granted under the 2006 Plan may not be less than 100% of the fair market value of the shares of Cinemark Holdings, Inc.’s common stock on the date the option is granted. However, the options issued under the 2004 Plan will continue to have the fair market value exercise price originally determined under the 2004 Plan on the original grant date of such options.
     The purchase price for any shares purchased pursuant to exercise of an option must be paid in full upon exercise of the option in cash or, at the sole discretion of the administrator, upon such terms and conditions as it may approve, by transferring to us for redemption shares of previously acquired common stock at the fair market value or, provided our common stock is publicly traded, by a broker assisted cashless exercise procedure.
     Incentive stock options are non-transferable, except as permitted by the administrator in its sole discretion. If an incentive stock option is granted to an employee who owns 10% or more of Cinemark Holdings, Inc.’s common stock, the exercise price of that option may not be less than 110% of the fair market value of the common stock on the option grant date and the option is not exercisable after the expiration of five years from such option grant date. The 2006 Plan also provides for grants of nonqualified stock options to any employees, directors or consultants performing services for us or our subsidiaries. The exercise price for nonqualified stock options granted under the 2006 Plan may not be less than 100% of the fair market value of the common stock on the option grant date. Under the 2006 Plan, options vest according to the provisions of the applicable option agreement, and terminate on the tenth anniversary of the date of grant. Upon the sale of our company, all outstanding options become fully vested and exercisable.
     No option is exercisable after the earliest of the following: (1) the expiration of ten years after the date the option is granted; (2) three months after the date the optionee’s continuous service as an employee, director or consultant with us and our subsidiaries terminates if termination is for any reason other than permanent disability, death, or cause; (3) the date the optionee’s continuous service terminates if termination is for cause; (4) one year after the date the optionee’s continuous service terminates if termination is a result of death; or (5) six months after the date the optionee’s continuous service terminates if termination is a result of permanent disability.
     To the extent the aggregate fair market value (determined as of the time the option is granted) of stock with respect to which incentive stock options are exercisable by any employee for the first time during any calendar year exceeds $100,000, the options or portions thereof will be treated as nonstatutory options and will not be treated as incentive stock options.
     Restricted Stock Awards. The administrator may award (or sell at a purchase price determined by the administrator) restricted shares of Cinemark Holdings, Inc.’s common stock to our employees, directors and consultants. The restricted stock may not be sold, assigned, transferred or otherwise disposed of for such period as the administrator shall determine. The vesting of an award of restricted stock will be determined by the administrator for each grant. In the event a recipient’s continuous service to us terminates, we may reacquire that unvested shares acquired in consideration of past services and all unvested shares of restricted stock as of the date of termination will be forfeited. If restricted stock is acquired for consideration other than prior services, the forfeiture will be accomplished by repurchasing the shares at the original purchase price. Until all restrictions upon restricted stock awarded to a participant have lapsed, the participant may not have rights to receive dividends and voting rights with respect to the restricted stock. The agreement evidencing the award of restricted stock will set forth any such terms and conditions. Upon a change of control of Cinemark Holdings, Inc., all outstanding shares of restricted stock become fully vested.
     Effect of the Sale of Cinemark Holdings, Inc. Upon the sale of Cinemark Holdings, Inc., all outstanding options become fully vested and exercisable and all outstanding shares of restricted stock become fully vested. At the time of a sale of Cinemark Holdings, Inc., the administrator will cancel any or all outstanding options in exchange for a payment to the option holder in an amount equal to the value of the option under the terms of the sale of our company, minus any required withholding tax. In addition, the administrator will cause Cinemark Holdings, Inc. to purchase all restricted shares at a price determined according to the terms of the sale of the company. The payment of the applicable amounts described above may be made in cash or, if the transaction resulting in the sale of Cinemark Holdings, Inc. includes consideration in the form of securities, in a combination of cash and publicly traded securities, in the administrator’s discretion.
     Effect of Mergers, Reorganizations and Consolidations on Awards. In the event of Cinemark Holdings, Inc.’s liquidation or merger, reorganization or consolidation with any other corporation in which it is not the surviving corporation or it becomes a subsidiary of another corporation, the maximum number of shares of common stock subject to options or awards under the 2006 Plan and the number of shares and exercise price per share subject to outstanding options or awards under the 2006 Plan will be appropriately adjusted by the administrator to reflect any increase or decrease in the number of outstanding shares of common stock. Any outstanding awards previously granted under the 2006 Plan may either (1) be assumed or replaced by substitute awards by the surviving corporation or (2) continued in accordance with their terms.
     Plan Amendments. The 2006 Plan may be terminated or amended by Cinemark Holdings, Inc.’s Board of Directors. Without the authorization and approval of the stockholders, however, its Board of Directors may not make any amendments which would (1) increase the total number of shares covered by the 2006 Plan, (2) change the class of persons eligible to participate, or (3) extend the term of the 2006 Plan beyond ten years from the date of adoption.
     Term of 2006 Plan. Unless sooner terminated by our Board of Directors in its sole discretion, the 2006 Plan, as amended, will expire on September 29, 2014.
Outstanding Equity Awards
     The following table sets forth certain information concerning unexercised options for each named executive officer outstanding as of December 31, 2006. There were no outstanding stock awards as of December 31, 2006.
Outstanding Equity Awards at December 31, 2006 Table

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option
	(#)	(#)	Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date
Lee Roy Mitchell	—	—	—	N/A
Alan W. Stock	168,998	138,501	22.58	September 29, 2014
Timothy Warner	168,998	138,501	22.58	September 29, 2014
Robert Copple	168,998	138,501	22.58	September 29, 2014
Robert Carmony	109,848	90,026	22.58	September 29, 2014
Option Exercises
     There were no exercises of stock options by the named executive officers during the year ended December 31, 2006.
Potential Payments upon Termination or Change-in-Control
     Cinemark Holdings, Inc.’s employment agreements with the named executive officers will require us to provide compensation to named executive officers in the event of a termination of employment by us without cause or by the named executive officer for good reason. The amount of compensation payable to each named executive officer upon such termination is listed in the table below assuming such triggering event occurred on December 31, 2006.

		Most Recent	Medical /	Other	Group
	Salary	Bonus(1)	Dental	Life	Life	Disability(2)	Total
Lee Roy Mitchell	$763,958	$385,773	$4,864	—	$648	$2,253	$1,157,496
Alan W. Stock	452,097	227,698	11,549	—	1,080	2,713	695,137
Timothy Warner	366,616	184,645	9,753	—	1,092	2,130	564,236
Robert Copple	330,118	166,263	11,549	890	1,071	3,120	513,011
Robert Carmony	318,247	160,284	4,864	—	1,080	2,948	487,423

(1)	Bonuses were earned in 2006 and paid in March 2007.

(2)	Amounts for disability include long-term disability, individual disability income protection insurance and short-term disability.

     In addition, upon a change of control of our company, through the sale of capital stock of our company or a sale of substantially all of the assets of our company, all outstanding options will become fully vested and exercisable.
Compensation of Directors
     The following table sets forth certain information concerning the compensation of our directors for the year ended December 31, 2006.
Director Compensation Table for the Fiscal Year Ended December 31, 2006

Fees
Earned or
	Paid in Cash	Total
Name	($)	($)
Benjamin D. Chereskin	—	—
James N. Perry, Jr.	—	—
Robin P. Selati	—	—
Vahe A. Dombalagian	—	—
Peter R. Ezersky	—	—
Enrique F. Senior(1)	$219,746	$219,746
Raymond W. Syufy(2)	—	—
Joseph E. Syufy(2)	—	—

(1)	On January 19, 2007, we made a cash payment of $219,746 to Mr. Senior for his services on our Board of Directors from July 26, 2004 through December 31, 2006.

(2)	Effective upon completion of the Century acquisition on October 5, 2006, we appointed Raymond W. Syufy and Joseph E. Syufy to our Board of Directors.
     Our directors are reimbursed for expenses actually incurred for each Board of Directors meeting which they attend. In addition, our non-employee directors may receive a fee for each meeting of the Board of Directors attended. We may grant non-employee directors non-qualified stock options to purchase shares of our common stock on a periodic basis in an amount and with a vesting schedule to be determined by our Board of Directors. We have agreed to make quarterly payments to Mr. Senior in the amount of $20,844 for services on our Board of Directors. We also anticipate that the chairperson of the audit committee, the compensation committee and the nominating and corporate governance committee, if any, will receive reasonable and customary additional annual retainers. Members of our Board of Directors who are also officers or employees of our company will not receive compensation for their services as director.
Compensation Committee Interlocks and Insider Participation
     None of our executive officers served as a member of the Board of Directors or the compensation committee of any entity that has one or more executive officers serving on our Board of Directors or on the compensation committee of our Board of Directors. Mr. Chereskin served as the only member of our compensation committee during the last completed fiscal year.

Compensation Committee Report
     The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report to be filed with the SEC.
THE COMPENSATION COMMITTEE
Benjamin D. Chereskin

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     All of our outstanding common stock is beneficially owned by Cinemark Holdings, Inc. The following table presents information regarding beneficial ownership of Cinemark Holdings, Inc. common stock as of February 28, 2007 by:
•	each person known by us to beneficially hold five percent or more of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.
     Beneficial ownership has been determined in accordance with the applicable rules and regulations, promulgated under the Exchange Act. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of the date hereof are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 31,286,338 shares of common stock issued and outstanding as of the date hereof. As of the date hereof, there were 17 holders of record of our common stock.

	Shares Beneficially	Percent of Shares
Names of Beneficial Owner	Owned	Beneficially Owned
5% Stockholders
Madison Dearborn Capital Partners IV, L.P.(1)(9)	20,733,827	66.3%
Quadrangle Capital Partners LP(2)	2,213,993	7.1%
Syufy Enterprises LP(3)	3,388,466	10.8%

Directors and Named Executive Officers
Lee Roy Mitchell(4)	4,427,986	14.2%
Alan W. Stock(5)	272,574	*
Timothy Warner(6)	271,940	*
Robert Copple(7)	263,320	*
Robert Carmony(8)	122,881	*
Benjamin D. Chereskin(9)	20,733,827	66.3%
James N. Perry, Jr.(9)	20,733,827	66.3%
Robin P. Selati(9)	20,733,827	66.3%
Vahe A. Dombalagian(9)	20,733,827	66.3%
Enrique F. Senior	—	—
Peter R. Ezersky(10)	2,213,993	7.1%
Raymond W. Syufy(11)	3,338,466	10.8%
Joseph E. Syufy(11)	3,388,466	10.8%
All directors and executive officers as a group (20 persons)(12)	32,080,392	99.3%

*	Represents less than 1%

(1)	Includes 2,214 shares owned by Northwestern University, 11,070 shares owned by John Madigan and 44,280 shares owned by K&E Investment Partners, L.P. — 2004-B DIF. MDP has an irrevocable proxy to vote these shares in all matters subject to stockholder approval. The address of Madison Dearborn Capital Partners IV, L.P. is Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

(2)	Includes 80,986 shares owned by Quadrangle Select Partners LP, 567,067 shares owned by Quadrangle Capital Partners A LP and 163,025 shares owned by Quadrangle (Cinemark) Capital Partners LP. Quadrangle GP Investors LLC is the general partner of Quadrangle GP Investors LP. Quadrangle GP Investors LP is the general partner of Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP and Quadrangle (Cinemark) Capital Partners LP. Quadrangle Capital Partners LP disclaims beneficial ownership of all shares held by Quadrangle Select Partners LP and Quadrangle Capital Partners A LP. The address of Quadrangle Capital Partners LP is c/o Quadrangle Group LLC, 375 Park Avenue, New York, New York 10152.

(3)	The address of Syufy Enterprises LP is 150 Pelican Way, San Rafael, California 94901.

(4)	Includes 2,169,713 shares of common stock owned by the Mitchell Special Trust. Mr. Mitchell is the co-trustee of the Mitchell Special Trust. Mr. Mitchell expressly disclaims beneficial ownership of all shares held by the Mitchell Special Trust. Mr. Mitchell’s address is c/o Cinemark, Inc., 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.

(5)	Includes 189,048 shares of common stock issuable upon the exercise of options that may be exercised within 60 days of the date hereof.

(6)	Includes 189,048 shares of common stock issuable upon the exercise of options that may be exercised within 60 days of the date hereof.

(7)	Includes 189,048 shares of common stock issuable upon the exercise of options that may be exercised within 60 days of the date hereof.

(8)	Includes 122,881 shares of common stock issuable upon the exercise of options that may be exercised within 60 days of the date hereof.

(9)	The shares beneficially owned by MDCP IV may be deemed to be beneficially owned by Madison Dearborn Partners IV, L.P. (or MDP IV), the sole general partner of MDCP IV. Messrs. Chereskin, Perry and Selati are each limited partners of MDP IV and Managing Directors and Members of Madison Dearborn Partners, LLC (the general partner of MDP IV), and therefore may be deemed to share beneficial ownership of the shares beneficially owned by MDCP IV. Mr. Dombalagian is a limited partner of MDP IV and a Director of Madison Dearborn Partners, LLC, and therefore may be deemed to share beneficial ownership of the shares beneficially owned by MDCP IV. Messrs. Chereskin, Perry, Selati and Dombalagian and MDP IV each hereby disclaims any beneficial ownership of any shares beneficially owned by MDCP IV. The address for each person named in this footnote is Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

(10)	Mr. Ezersky is a Managing Member of Quadrangle GP Investors LLC, which is the general partner of Quadrangle GP Investors LP. Quadrangle GP Investors LP is the general partner of Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP and Quadrangle (Cinemark) Capital Partners LP, and he may therefore be deemed to share beneficial ownership of the 1,402,915 shares owned by Quadrangle Capital Partners LP, the 80,986 shares owned by Quadrangle Select Partners LP, the 567,067 shares owned by Quadrangle Capital Partners A LP and the 163,025 shares owned by Quadrangle (Cinemark) Capital Partners LP. Mr. Ezersky expressly disclaims beneficial ownership of the shares owned by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP and Quadrangle (Cinemark) Capital Partners LP.

(11)	Raymond Syufy and Joseph Syufy are executive officers of the general partner of Syufy Enterprises LP and they may therefore be deemed to share beneficial ownership of the 3,388,466 shares owned by Syufy Enterprises LP. Raymond Syufy and Joseph Syufy expressly disclaim beneficial ownership of the shares owned by Syufy Enterprises LP.

(12)	Includes 1,017,010 shares of common stock issuable upon the exercise of options that may be exercised within 60 days of the date hereof.

Equity Compensation Plan Information
     Information about our equity compensation plans is set forth in Item 5 of this Form 10-K and is incorporated into this Item 12 of this Form 10-K by reference. All of our equity compensation plans in effect as of December 31, 2006 were approved by our stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Agreements
     We lease one theatre from Plitt Plaza Joint Venture, or Plitt Plaza. Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $0.12 million plus certain taxes, maintenance expenses and insurance. We recorded $0.14 million, $0.15 million, and $0.15 million of facility lease expense payable to Plitt Plaza during the years ended December 31, 2004, 2005 and 2006, respectively.
     We manage one theatre for Laredo Theatre, Ltd., or Laredo. We are the sole general partner and own 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to us at a rate of 5% of annual theatre revenues up to $50 million and 3% of annual theatre revenues in excess of $50 million. We recorded $0.19 million, $0.20 million, and $0.19 million of management fee revenue and received $0.56 million, $0.68 million, and $0.60 million in distributions during the years ended December 31, 2004, 2005, and 2006, respectively. As the sole general partner and the majority limited partner of Laredo, we control the affairs of the limited partnership and have the rights to dissolve the partnership or sell the theatre. We also have a license agreement with Laredo permitting Laredo to use the “Cinemark” service mark, name and corresponding logos and insignias in Laredo, Texas.
     Our subsidiary, Century Theatres, Inc., leases 25 theatres and two parking facilities from Syufy Enterprises, LP or affiliates of Syufy, which owns approximately 10.8% of our issued and outstanding shares of common stock. Raymond Syufy and Joseph Syufy are two of our directors and are officers of the general partner of Syufy Enterprises, LP. Of these 27 leases, 22 have fixed minimum annual rent in an aggregate amount of approximately $23.5 million. Of these 22 leases with fixed minimum annual rent, 17 have a remaining lease term plus extension option(s) that exceed 30 years, four have a remaining lease term plus extension option(s) that exceed 18 years, and one has a remaining lease term of approximately three years. Three of these 22 leases have triggering events that allow us to convert the fixed minimum rent to a fixed percentage of gross sales as defined in the lease with the further right to terminate the lease if the theatre level cash flow drops below $0. Five of these 22 leases have triggering events that allow us to terminate the lease prior to expiration of the term. These five leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. Four of these percentage rent leases have a 12 month term plus automatic 12 month renewal options, and we have the right to terminate the lease if the theatre level cash flow drops below $0. One of these percentage rent leases has a remaining term of 21 months, and Syufy has the right to terminate this lease prior to the end of the term.
     Century also has an office lease with Syufy for corporate office space in San Rafael, California. The lease will expire in September 2008. The lease has a fixed minimum annual rent of approximately $0.3 million.
Profit Participation
     We entered into an amended and restated profit participation agreement on March 12, 2004 with Mr. Stock, which became effective April 2, 2004 and amends an amended and restated profit participation agreement with Mr. Stock effective May 19, 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once we have recovered our capital investment in these theatres plus our borrowing costs. Under the agreement, operating losses and disposition losses for any year are allocated 100% to our company. Operating profits and disposition profits for these theatres for any fiscal year are allocated first to our company to the extent of total operating losses and losses from any disposition of these theatres. Thereafter, net cash from operations from these theatres or from any disposition of these theatres is paid first to our company until such payments equal our investment in these theatres, plus interest, and then 51% to our company and 49% to Mr. Stock. We paid $0.4 million, $0.7 million and $0.6 million to Mr. Stock during the years ended December 31, 2004 and 2005, and 2006 respectively, for amounts earned during 2004, 2005 and 2006, respectively. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement. Upon consummation of the proposed initial public offering of Cinemark Holdings, Inc., we intend to exercise an option to purchase Mr. Stock’s interest in the theatres for a price equal to the greater of (1) stated price reduced by any payments received by Mr. Stock during the term and (2) 49% of adjusted theatre level cash flow multiplied by seven, plus cash and value of inventory associated with the two theatres, minus necessary reserves, minus accrued liabilities and accounts payable associated with the two theatres. As of December 31, 2006, the price is expected to be approximately $6.9 million. We do not intend to enter into similar arrangements with our executive officers in the future.
Review, Approval or Ratification of Transactions with Related Persons
     Upon consummation of the proposed initial public offering of Cinemark Holdings, Inc., our Board of Directors will adopt policies and procedures for the review, approval and ratification of related party transactions. We expect that such policies and procedures will provide that related party transactions must be approved by our audit committee or a majority of our disinterested directors.
Item 14. Principal Accounting Fees and Services
     For the years ended December 31, 2005 and 2006, Deloitte & Touche LLP, our independent auditor, billed the aggregate fees listed in the table below:

Category	2006	2005
	(in millions)
Audit Fees (a)	$0.8	$0.7
Audit-Related Fees	0.1	—
Tax Fees (b)	0.1	0.2
All Other Fees (c)	—	—

Total	$1.0	$0.9

(a)	Fees for audit services billed in 2006 and 2005 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits and comfort letters, consents and other services related to SEC matters.

(b)	Fees for tax services billed in 2006 and 2005 consisted of assistance with our federal, state, local and foreign jurisdictions income tax returns. We have additionally sought consultation and advice related to various tax compliance planning projects.

(c)	No material other fees were billed in 2006 or 2005.
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
(c) Financial Statement Schedules
     See the accompanying Index beginning on page F-1 for a list of the financial statements included in this report.
     All schedules not identified above have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes contained in this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2007	CINEMARK, INC.

	BY:	/s/ Alan W. Stock

Alan W. Stock Chief Executive Officer
POWER OF ATTORNEY
     Each person whose signature appears below hereby severally constitutes and appoints Alan W. Stock and Robert Copple his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with accompanying exhibits and other related documents, with the Securities and Exchange Commission, and ratify and confirm all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue of said appointment.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lee Roy Mitchell Lee Roy Mitchell	Chairman of the Board of Directors and Director	March 28, 2007
/s/ Alan W. Stock	Chief Executive Officer	March 28, 2007
Alan W. Stock	(principal executive officer)
/s/ Robert Copple Robert Copple	Executive Vice President; Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 28, 2007

/s/ Benjamin D. Chereskin Benjamin D. Chereskin	Director	March 28, 2007
/s/ James N. Perry, Jr. James N. Perry, Jr.	Director	March 28, 2007

/s/ Robin P. Selati Robin P. Selati	Director	March 28, 2007
/s/ Vahe A. Dombalagian Vahe A. Dombalagian	Director	March 28, 2007

/s/ Peter R. Ezersky Peter R. Ezersky	Director	March 28, 2007
/s/ Enrique F. Senior Enrique F. Senior	Director	March 28, 2007

/s/ Raymond W. Syufy Raymond W. Syufy	Director	March 28, 2007
/s/ Joseph E. Syufy Joseph E. Syufy	Director	March 28, 2007

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets, December 31, 2005 (Predecessor) and 2006 (Successor)	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2004 (Predecessor) and 2005 (Predecessor), the Period from January 1, 2006 to October 4, 2006 (Predecessor) and the Period from October 5, 2006 to December 31, 2006 (Successor)
F-4
Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the Years Ended December 31, 2004 (Predecessor) and 2005 (Predecessor), the Period from January 1, 2006 to October 4, 2006 (Predecessor) and the Period from October 5, 2006 to December 31, 2006 (Successor)
F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 (Predecessor) and 2005 (Predecessor), the Period from January 1, 2006 to October 4, 2006 (Predecessor) and the Period from October 5, 2006 to December 31, 2006 (Successor)
F-6
Notes to Consolidated Financial Statements	F-7

SUPPLEMENTARY SCHEDULES REQUIRED BY THE INDENTURE FOR THE SENIOR DISCOUNT NOTES
Condensed Consolidating Balance Sheet Information, December 31, 2006 (Successor)	S-1
Condensed Consolidating Statement of Operations Information for the Period from January 1, 2006 to October 4, 2006 (Predecessor)	S-2
Condensed Consolidating Statement of Operations Information for the Period from October 5, 2006 to December 31, 2006 (Successor)	S-3
Condensed Consolidating Statement of Cash Flows Information for the Period from January 1, 2006 to October 4, 2006 (Predecessor)	S-4
Condensed Consolidating Statement of Cash Flows Information for the Period from October 5, 2006 to December 31, 2006 (Successor)	S-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Cinemark, Inc.
Plano, TX
     We have audited the accompanying consolidated balance sheets of Cinemark, Inc. and subsidiaries (the “Company”) as of December 31, 2006 (Successor) and 2005 (Predecessor), and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the period from October 5, 2006 to December 31, 2006 (Successor), the period from January 1, 2006 to October 4, 2006 (Predecessor), and the years ended December 31, 2005 (Predecessor) and 2004 (Predecessor). Our audits include the financial statement schedules noted in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark, Inc. and subsidiaries as of December 31, 2006 (Successor) and 2005 (Predecessor), and the results of their operations and their cash flows for the period from October 5, 2006 to December 31, 2006 (Successor), the period from January 1, 2006 to October 4, 2006 (Predecessor), and the years ended December 31, 2005 (Predecessor) and 2004 (Predecessor) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share based compensation to adopt Statement of Financial Accounting Standard No. 123(R), “Share Based Payment.”
/s/ Deloitte & Touche LLP
Dallas, Texas
March 27, 2007

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2005	2006
	(Predecessor)	(Successor)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$182,199	$147,099
Inventories	4,546	6,058
Accounts receivable	15,405	31,165
Income tax receivable	—	8,946
Current deferred tax asset	—	4,661
Prepaid expenses and other	4,538	8,424

Total current assets	206,688	206,353

THEATRE PROPERTIES AND EQUIPMENT
Land	62,470	104,578
Buildings	348,038	423,273
Property under capital lease	—	143,776
Theatre furniture and equipment	559,994	533,775
Leasehold interests and improvements	413,759	513,191
Theatres under construction	14,537	18,113

Total	1,398,798	1,736,706
Less accumulated depreciation and amortization	608,232	412,134

Theatre properties and equipment, net	790,566	1,324,572

OTHER ASSETS
Goodwill	42,107	1,205,423
Intangible assets — net	9,958	360,752
Investments in and advances to affiliates	8,593	11,354
Deferred charges and other assets — net	54,376	63,092

Total other assets	115,034	1,640,621

TOTAL ASSETS	$1,112,288	$3,171,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Current portion of long-term debt	$6,871	$14,259
Current portion of capital lease obligations	—	3,649
Accounts payable	47,234	47,272
Income tax payable	13,144	—
Accrued film rentals	21,441	47,862
Accrued interest	15,333	23,706
Accrued payroll	11,226	21,686
Accrued property taxes	16,345	22,165
Accrued other current liabilities	28,473	50,223

Total current liabilities	160,067	230,822

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,037,384	1,897,394
Capital lease obligations, less current portion	—	112,178
Deferred income taxes	15,591	198,320
Deferred lease expenses	29,518	14,285
Deferred revenues and other long-term liabilities	11,788	12,672

Total long-term liabilities	1,094,281	2,234,849

COMMITMENTS AND CONTINGENCIES (see Note 18)	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,422	16,613

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Class A common stock, $0.001 par value: 40,000,000 shares authorized, 27,896,316 shares issued and outstanding at December 31, 2005 and December 31, 2006	28	28
Additional paid-in-capital	604,443	685,463
Retained earnings (deficit)	(702,768)	(7,692)
Accumulated other comprehensive income (loss)	(60,185)	11,463

Total stockholders’ equity (deficiency)	(158,482)	689,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,112,288	$3,171,546

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

			Period from	Period from
	Year Ended	Year Ended	January 1, 2006 to	October 5, 2006 to
	December 31, 2004	December 31, 2005	October 4, 2006	December 31, 2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
REVENUES
Admissions	$646,999	$641,240	$514,183	$246,092
Concession	321,621	320,072	260,223	115,575
Other	55,622	59,285	54,683	29,838

Total revenues	1,024,242	1,020,597	829,089	391,505

COST OF OPERATIONS
Film rentals and advertising	348,816	347,727	275,005	130,982
Concession supplies	53,761	52,507	41,863	17,157
Salaries and wages	103,084	101,431	79,002	39,614
Facility lease expense	126,643	136,593	109,513	48,246
Utilities and other	112,966	123,831	100,924	43,884
General and administrative expenses	51,672	50,884	45,958	21,810
Stock option compensation and change of control expenses related to the MDP merger	31,995	—	—	—
Depreciation and amortization	67,051	76,229	59,913	34,281
Amortization of favorable leases	—	232	130	667
Impairment of long-lived assets	1,667	9,672	5,741	23,337
Loss on sale of assets and other	4,851	2,625	2,938	2,345

Total cost of operations	902,506	901,731	720,987	362,323

OPERATING INCOME	121,736	118,866	108,102	29,182

OTHER INCOME (EXPENSE)
Interest expense	(69,471)	(82,883)	(66,109)	(41,037)
Amortization of debt issue costs	(3,472)	(3,984)	(3,082)	(1,183)
Interest income	1,970	6,600	5,563	1,477
Foreign currency exchange gain (loss)	(266)	(1,276)	94	(352)
Loss on early retirement of debt	(5,974)	(46)	(3,315)	(5,782)
Dividend income	—	—	101	—
Equity in income (loss) of affiliates	173	227	(1,800)	154
Minority interests in (income) loss of subsidiaries	(4,353)	(924)	(1,790)	321

Total other expenses	(81,393)	(82,286)	(70,338)	(46,402)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,343	36,580	37,764	(17,220)

Income taxes	17,302	14,193	9,078	3,111

INCOME (LOSS) FROM CONTINUING OPERATIONS AFTER INCOME TAXES	23,041	22,387	28,686	(20,331)

Income from discontinued operations, net of taxes (See Note 7)	3,584	—	—	—

NET INCOME (LOSS)	$26,625	$22,387	$28,686	$(20,331)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2004 (Predecessor) AND 2005 (Predecessor) AND
THE PERIODS FROM JANUARY 1, 2006 TO OCTOBER 4, 2006 (Predecessor) AND OCTOBER 5, 2006 TO DECEMBER 31, 2006 (Successor)
(In thousands)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional	Unearned	Retained	Other
	Shares		Shares		Paid-in	Compensation	Earnings	Comprehensive		Comprehensive
	Issued	Amount	Issued	Amount	Capital	Stock Options	(Deficit)	Income (Loss)	Total	Income (Loss)

Predecessor balance at December 31, 2003	19,664	$20	20,949	$21	$40,369	$(1,740)	$124,821	$(86,545)	$76,946
Net income							26,625		26,625	$26,625
Amortization of unearned compensation						145			145
MDP merger:
Retirement of existing stock	(19,664)	(20)	(20,949)	(21)	(40,369)				(40,410)
Issuance of stock	27,675	28			624,972				625,000
Write-off of unearned compensation						1,595			1,595
MDP merger fees, net of tax benefit					(25,447)				(25,447)
Impact on retained earnings (deficit)							(876,601)		(876,601)
Foreign currency translation adjustment								9,423	9,423	9,423

Predecessor balance at December 31, 2004	27,675	$28	—	$—	$599,525	$—	$(725,155)	$(77,122)	$(202,724)	$36,048

Net income							22,387		22,387	$22,387
Issuance of stock	221	—			5,000				5,000
Tax adjustment related to MDP Merger fees					(82)				(82)
Foreign currency translation adjustment								16,937	16,937	16,937

Predecessor balance at December 31, 2005	27,896	$28	—	$—	$604,443	$—	$(702,768)	$(60,185)	$(158,482)	$39,324

Net income							28,686		28,686	$28,686
Stock option compensation expense					2,148				2,148
Foreign currency translation adjustment								3,872	3,872	3,872

Predecessor balance at October 4, 2006	27,896	$28	—	$—	$606,591	$—	$(674,082)	$(56,313)	$(123,776)	$32,558

Successor balance at October 5, 2006	27,896	$28	—	$—	$534,747	$—	$12,639	$(734)	$546,680
Net loss							(20,331)		(20,331)	$(20,331)
Capital contribution from Cinemark Holdings, Inc. as a result of Century acquisition					150,000				150,000
Stock option compensation expense					716				716
Foreign currency translation adjustment								12,197	12,197	12,197

Successor balance at December 31, 2006	27,896	$28	—	$—	$685,463	$—	$(7,692)	$11,463	$689,262	$(8,134)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Period from	Period from
	Year Ended	Year Ended	January 1, 2006 to	October 5, 2006 to
	December 31, 2004	December 31, 2005	October 4, 2006	December 31, 2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
OPERATING ACTIVITIES
Net income (loss)	$26,625	$22,387	$28,686	$(20,331)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	66,398	73,796	58,564	33,241
Amortization of intangible and other assets	653	2,665	1,479	1,707
Amortization of long-term prepaid rents	1,713	1,258	816	197
Amortization of debt issue costs	3,472	3,984	3,082	1,183
Amortization of debt discount and premium	(1,535)	(1,564)	(1,173)	(763)
Amortization of deferred revenues, deferred lease incentives and other	(1,119)	(963)	(582)	(71)
Impairment of long-lived assets	1,667	9,672	5,741	23,337
Stock option compensation expense	145	—	2,148	716
Loss on sale of assets and other	4,851	2,625	2,938	2,345
Write-off unamortized debt issue costs and debt discount and premium related to the early retirement of debt	938	46	1,183	5,782
Write-off unearned compensation related to the MDP merger	1,595	—	—	—
Accretion of interest on senior discount notes	26,731	38,549	30,222	10,203
Deferred lease expenses	309	1,556	724	378
Deferred income tax expenses	10,105	(7,547)	(7,986)	1,580
Equity in (income) loss of affiliates	(173)	(227)	1,800	(154)
Minority interests in income (loss) of subsidiaries	4,353	924	1,790	(321)
Other	(1,916)	202	—	—

Changes in assets and liabilities:
Inventories	86	(309)	274	513
Accounts receivable	3,700	(4,102)	(9,174)	(710)
Prepaid expenses and other	1,587	(649)	(1,443)	3,121
Other assets	(7,448)	(12,373)	(8,394)	4,812
Advances with affiliates	54	(121)	(189)	81
Accounts payable and accrued liabilities	(8,000)	14,082	(20,993)	21,075
Interest paid on repurchased senior discount notes	—	—	(5,381)	—
Other long-term liabilities	649	1,198	484	5,250
Income tax receivable/payable	(12,354)	20,181	(9,572)	(12,518)

Net cash provided by operating activities	123,086	165,270	75,044	80,653

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(81,008)	(75,605)	(77,902)	(29,179)
Proceeds from sale of theatre properties and equipment	12,945	1,317	1,236	5,210
Acquisition of Century Theatres, Inc., net of cash acquired	—	—	—	(531,383)
Purchase of shares in National CineMedia	—	(7,329)	—	—
Purchase of minority partner shares in Cinemark Brasil	(44,958)	—	—	—
Purchase of minority partner shares in Cinemark Mexico	(5,379)	—	—	—
Other	1,453	—	271	—

Net cash used for investing activities	(116,947)	(81,617)	(76,395)	(555,352)

FINANCING ACTIVITIES
Issuance of common stock	—	5,000	—	—
Proceeds from MDP as a result of the merger	518,245	—	—	—
Net payments to stockholders, option holders and other payments related to the MDP merger	(835,704)	—	—	—
Issuance of senior discount notes	360,000	—	—	—
Repurchase of senior discount notes	—	(1,302)	(24,950)	—
Repurchase of senior subordinated notes	(122,750)	—	(10,000)	—
Proceeds from new senior secured credit facility	—	—	—	1,120,000
Proceeds from other long-term debt	291,446	660	2,273	57
Payoff of long-term debt assumed in Century acquisition	—	—	—	(360,000)
Payoff of former senior secured credit facility	(163,764)	—	—	(253,500)
Repayments of other long-term debt	(36,306)	(6,671)	(5,009)	(3,886)
Payments on capital leases	—	—	—	(839)
Debt issue costs	(24,354)	(239)	—	(22,926)
Other	(1,256)	(1,198)	(1,226)	(52)

Net cash provided by (used for) financing activities	(14,443)	(3,750)	(38,912)	478,854

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,230	2,048	268	740

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,074)	81,951	(39,995)	4,895

CASH AND CASH EQUIVALENTS:
Beginning of period	107,322	100,248	182,199	142,204

End of period	$100,248	$182,199	$142,204	$147,099

SUPPLEMENTAL INFORMATION (see Note 16)
The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business — Cinemark, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Canada, Brazil, Colombia and Taiwan during the year ended December 31, 2006.
     Basis of Presentation — On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc.(“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc. (“Century Acquisition”) on that date. On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc.
     Due to a change in reporting entity that occurred as a result of the Cinemark Share Exchange, Cinemark Holdings, Inc.’s accounting basis has been pushed down to the Company effective on the date of the Cinemark Share Exchange, October 5, 2006. The accompanying consolidated statements of operations, cash flows and stockholders’ equity (deficiency) present the results of the Company’s operations and cash flows for the periods preceding the Cinemark Share Exchange as Predecessor and the periods subsequent to the Cinemark Share Exchange as Successor. See Note 3.
     Principles of Consolidation — The consolidated financial statements include the accounts of Cinemark, Inc. and subsidiaries. Majority-owned subsidiaries that the Company has control of are consolidated while those subsidiaries of which the Company owns between 20% and 50% and does not control are accounted for as affiliates under the equity method. Those subsidiaries of which the Company owns less than 20% are accounted for as affiliates under the cost method. The results of these subsidiaries and affiliates are included in the consolidated financial statements effective with their formation or from their dates of acquisition. All intercompany balances and transactions are eliminated in consolidation.
     Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased.
     Inventories — Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.

CINEMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share data)
     Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Additions to theatre properties and equipment include the capitalization of $407, $74, $86, and $0 of interest incurred during the development and construction of theatres during the years ended December 31, 2004 and 2005, the period from January 1, 2006 to October 4, 2006, and the period from October 5, 2006 to December 31, 2006, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Buildings under capital lease	Lesser of lease term or useful life
Theatre furniture and equipment	5 to 15 years
Leasehold interests and improvements	Lesser of lease term or useful life
     The Company evaluates theatre properties and equipment for impairment in conjunction with the preparation of its quarterly consolidated financial statements or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When estimated undiscounted cash flows will not be sufficient to recover a long-lived asset’s carrying amount, an impairment review is performed in which the Company compares the carrying value of the asset group (theatre) with its estimated fair value, which is determined based on a multiple of undiscounted cash flows. The multiple was eight times for the evaluation performed as of December 31, 2006 and seven times as of December 31, 2005. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     Goodwill and Other Intangible Assets — Goodwill is the excess of cost over fair value of theatre businesses acquired. Goodwill and tradename are tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered include significant underperformance relative to historical or projected business and significant negative industry or economic trends. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit (generally at the theatre level), and compare it with its carrying value. If the carrying value of the theatre exceeds its fair value, a second step is performed to measure the potential goodwill impairment. Fair value is estimated based on a multiple of cash flows. The multiple was eight times for its annual goodwill impairment evaluation as of December 31 2006 and seven times as of December 31, 2005. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See Notes 8 and 9.
     Intangible assets consist of goodwill, tradenames, capitalized licensing fees, vendor contracts, net favorable leases, and other intangible assets. The table below summarizes the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Capitalized licensing fees	Straight-line method over 15 years. The remaining terms of the underlying agreements range from 8 to 13 years.
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from 1 to 16 years.
Net favorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from 1 to 30 years.
Other intangible assets	Straight-line method over the terms of the underlying agreements. The remaining term of the underlying agreement is 12 years.
     Deferred Charges and Other Assets — Deferred charges and other assets consist of debt issue costs, long-term prepaid rent, construction advances and other deposits, equipment to be placed in service and other assets. Debt issue costs are amortized using the straight-line method (which approximates the effective interest method) over the

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
primary financing terms of the related debt agreement. Long-term prepaid rents represent advance rental payments on operating leases. These payments are recognized to facility lease expense over the period for which the rent was paid in advance as outlined in the lease agreements. These periods generally range from 10 to 20 years.
     Lease Accounting — The Company accounts for leased properties under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and other authoritative accounting literature. SFAS No. 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. According to SFAS No. 13, if substantially all of the benefits and risks of ownership have been transferred to the lessee, the lessee records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company, in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, recognizes the lease expense on a straight-line basis over the lease term as deferred lease expense. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction”. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At the end of the construction period, the Company considers SFAS No. 98, “Accounting for Leases: Sale-leaseback Transactions Involving Real Estate”, to determine if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification.
     Deferred Revenues — Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the advances are earned, which may differ from the period in which the advances are collected.
     Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions and concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. The Company recognized unredeemed gift cards and other advance sale-type certificates as revenues in the amount of $3,518, $3,374, $1,259 and $3,162 during the years ended December 31, 2004 and 2005, the period from January 1, 2006 to October 4, 2006 and the period from October 5, 2006 to December 31, 2006, respectively.
     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms established prior to the opening of the picture or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the picture run, subject to the film licensing arrangement. Estimates are based on the expected success of a film over the length of its run in the theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are higher than those estimated, additional film rental costs are recorded at that time. The Company recognizes advertising costs and any sharing arrangements with film distributors in the same accounting period. The Company’s advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2004 and 2005, the period from January 1, 2006 to October 4, 2006, and the period from October 5, 2006 to December 31, 2006 were $14,316, $15,927, $11,285 and $4,441, respectively.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Stock Option Accounting —
     In 2004, the Company established a new long term incentive plan (see Note 15). The weighted average fair value per share of stock options granted by the Company during 2004 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For each 2004 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 39 percent; and a risk-free interest rate of 3.79 percent. The weighted average fair value per share of stock options granted by the Company during 2005 was $22.58 (all of which had an exercise price equal to the market value at the date of grant). For the 2005 grant, compensation expense under the fair value method of SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent; an expected life of 6.5 years; expected volatility of approximately 44 percent; and a risk-free interest rate of 3.93 percent.
     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) eliminated the intrinsic value measurement objective in Accounting Principles Board (“APB”) Opinion No. 25 and generally requires a Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, consistent with the terms of the award, or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires a Company to estimate the number of instruments that will ultimately be forfeited, rather than accounting for forfeitures as they occur.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company applied SFAS No. 123(R) using the “modified prospective method”, under which it recognized compensation cost for all awards granted, modified or settled on or after January 1, 2006 and for the unvested portion of previously granted awards that were outstanding on January 1, 2006. Accordingly, prior periods have not been restated. The Company had approximately 1,538,062 unvested options outstanding on January 1, 2006 and recorded compensation expense of $2,148 and a tax benefit of approximately $752 during the period from January 1, 2006 to October 4, 2006 and compensation expense of $716 and a tax benefit of $251 during the period from October 5, 2006 to December 31, 2006. As of December 31, 2006, the unrecognized compensation expense related to these unvested options was $6,444 and the weighted average period over which this remaining compensation expense will be recognized is approximately 2.25 years.
     The Company applied Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans prior to the adoption of SFAS No. 123(R). Had compensation costs been determined based on the fair value at the date of grant for awards under the stock option plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company’s net income would have been reduced to the pro-forma amounts indicated below:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2005
	(Predecessor)	(Predecessor)
Net income as reported	$26,625	$22,387
Compensation expense included in reported net income, net of tax(1)	87	—
Compensation expense under fair-value method, net of tax	(2,219)	(2,964)

Pro-forma net income	$24,493	$19,423

(1)	Amount included in net income for the year ended December 31, 2004 excludes compensation expense of $16,245 related to the MDP Merger. See Note 3.
     Income Taxes — The Company participates in the consolidated tax return of its parent, Cinemark Holdings, Inc. The Company’s provision for income taxes is computed as if it were a separate taxpayer. The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with SFAS No. 5, “Accounting for Contingencies”. To the extent contingencies are probable and estimable, an accrual is recorded within current liabilities in the consolidated balance sheet. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted.
     Segments — As of December 31, 2006, the Company managed its business under two reportable operating segments — U.S. markets and international markets, in accordance with SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information. ” See Note 19.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.
     Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders’ equity (deficiency).
     Fair Values of Financial Instruments — Fair values of financial instruments are estimated by the Company using available market information and other valuation methods. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar instruments. The fair values of financial instruments for which estimated fair value amounts are not specifically presented are estimated to approximate the related recorded values.
     Acquisitions — The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The purchase method requires that the Company estimate the fair value of the assets acquired and liabilities assumed and allocate consideration paid accordingly. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded.
     Comprehensive Income (loss) — Total comprehensive income (loss) for the years ended December 31, 2004 and 2005, the period from January 1, 2006 to October 4, 2006 and the period from October 5, 2006 to December 31, 2006 was $36,048, $39,324 and $32,558 and $(8,134), respectively. Total comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.
2. NEW ACCOUNTING PRONOUNCEMENTS
     On May 18, 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on its income tax expense or its deferred tax assets and liabilities.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes”, recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (1) an increase in a liability for income taxes payable or (2) a reduction of an income tax refund receivable or a reduction in a deferred tax asset or an increase in a deferred tax liability or both (1) and (2). The Company will adopt FIN 48 in the first quarter of 2007. The Company is currently evaluating the impact the Interpretation may have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS No. 157 on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
3. MERGER WITH MADISON DEARBORN PARTNERS, RELATED REFINANCING OF CERTAIN LONG-TERM DEBT AND RELATED CHANGE IN ACCOUNTING BASIS
     On April 2, 2004, a newly formed subsidiary of an affiliate of Madison Dearborn Partners (“MDP”) was merged with and into the Company, with the Company continuing as the surviving corporation (the “MDP Merger”). Simultaneously, an affiliate of MDP purchased shares of the Company’s common stock for $518,245 in cash and became the Company’s controlling stockholder, owning approximately 83% of the Company’s capital stock. Lee Roy Mitchell, the Company’s then Chief Executive Officer, and the Mitchell Special Trust collectively retained approximately 16% ownership of the Company’s capital stock with certain members of management owning the remaining 1%.
     On March 31, 2004, the Company issued $577,173 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000 were used to fund in part the MDP Merger. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the Company’s holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company’s subsidiaries. The Company may redeem all or part of the 9 3/4% senior discount notes on or after March 15, 2009.
     Upon consummation of the MDP Merger, all of the Company’s outstanding stock options immediately vested and the majority were repurchased, which resulted in compensation expense of $16,245. Compensation expense, which was included in general and administrative expenses for the year ended December 31, 2004, consisted of the write-off of the unamortized unearned compensation expense for options outstanding as of the date of the MDP Merger and the impact of the cash settlement of these options. As part of the transaction, the Company paid change of control fees and other management compensation expenses of $15,750, which were also included in general and administrative expenses on the Company’s consolidated statements of operations for the year ended December 31, 2004.
     As a result of the MDP Merger, the Company’s Brazilian partners exercised their option to cause the Company to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. See Note 5.
     Refinancing of Certain Long-Term Debt Associated with MDP Merger — On March 16, 2004, the Company initiated a tender offer for its then outstanding $105,000 aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, the Company executed a supplemental indenture removing substantially all of the covenants, which became effective on the date of the MDP Merger. Additionally, on the date of the MDP Merger, the Company amended its then existing senior secured credit facility to provide for a $260,000 seven year term loan and a $100,000 six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163,764 and to redeem the approximately $94,165 aggregate principal amount of the Company’s then outstanding $105,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the aggregate principal amount of the notes tendered on or prior to the consent date and at 101.5% of the aggregate principal amount of the notes tendered subsequent to the consent date but prior to the expiration date.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     On April 6, 2004, as a result of the consummation of the MDP Merger and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17,750 aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. The Company paid the change of control price with available cash on June 1, 2004.
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
     See Note 11 for further discussion of long-term debt.
     Change in Accounting Basis — On April 2, 2004, the Company accounted for the MDP Merger as a leveraged recapitalization, which resulted in the Company and its subsidiaries retaining their historical book values. Upon the Cinemark Share Exchange on October 5, 2006, and the resulting change in reporting entity, the Company was required to prepare its financial statements to reflect the accounting basis of its parent, Cinemark Holdings, Inc. Cinemark Holdings, Inc. accounted for the MDP merger under the purchase method of accounting on April 2, 2004. The following table represents the allocation of MDP purchase price to the proportionate share of assets acquired and liabilities assumed as of April 2, 2004:

Current assets	$79,967
Fixed assets	650,653
Goodwill	620,540
Tradename	173,882
Net favorable leases	31,047
Vendor contracts	52,012
Internally developed software	1,626
Other long term assets	42,384
Current liabilities	(90,940)
Other long term liabilities	(120,232)
Long-term debt	(922,694)

Total	$518,245

     Cinemark Holdings, Inc.’s accounting basis was pushed down to the Company effective October 5, 2006. The successor accounting basis reflects the MDP merger purchase accounting as of April 2, 2004 adjusted for depreciation and amortization as well as other period charges taken subsequent to April 2, 2004 that have affected the basis of the Company’s assets and liabilities. Below is a summary of the impact of this push down on the Company’s balance sheet on October 5, 2006:

Net increase in fixed assets	$15,013
Net increase in goodwill	508,760
Net increase in intangible assets	228,424
Net increase in investments in and advances to affiliates	2,600
Net decrease in deferred charges and other assets	(7,277)
Net increase in long-term debt	(9,059)
Net increase in deferred income taxes	(87,059)
Net decrease in deferred lease expense	16,561
Net decrease in deferred revenues and other long-term liabilities	2,493

Net increase in stockholders’ equity	$670,456

     The tradename, net favorable leases and vendor contracts are presented as intangible assets on the Company’s consolidated balance sheets as of December 31, 2006. The goodwill recorded as a result of the MDP Merger is not deductible for tax purposes.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
4. ACQUISITION OF CENTURY THEATRES, INC. AND RELATED REFINANCING OF CERTAIN LONG-TERM DEBT
     On October 5, 2006, the Company completed its acquisition of Century Theatres, Inc. (“Century”), a national theatre chain headquartered in San Rafael, California with approximately 77 theatres in 12 states, for a purchase price of approximately $681,225 and the assumption of approximately $360,000 of debt of Century. Of the total purchase price, $150,000 consisted of the issuance of shares of Cinemark Holdings, Inc.’s common stock. The Company also incurred approximately $7,448 in transaction costs.
     The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. As of December 31, 2006, the Company has not finalized its valuation of the fixed and intangible assets. The following table represents the preliminary allocation of purchase price to the assets acquired and liabilities assumed:

Current assets (1)	$32,635
Fixed assets	519,053
Goodwill	658,546
Tradename	136,000
Other long term assets	4,956
Net unfavorable leases	(9,360)
Current liabilities	(74,488)
Other long term liabilities	(218,669)

Total	$1,048,673

     (1) Includes cash of $7,290.
     The tradename and net unfavorable leases are presented as intangible assets on the Company’s consolidated balance sheet as of December 31, 2006. Goodwill represents the excess of the costs of acquiring Century over amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. The goodwill recorded as a result of the Century Acquisition is not deductible for tax purposes.
     On October 5, 2006, the Company entered into a new senior secured credit facility, which provided for a $1,120,000 term loan and a $150,000 revolving credit line. The net proceeds of the new term loan were used to fund a portion of the $531,225 cash portion of the purchase price, to pay off approximately $360,000 under Century’s existing senior credit facility and to refinance amounts under its existing senior secured credit facility of approximately $253,500. The Company used approximately $53,000 of its existing cash to fund the payment of the remaining portion of the purchase price and related transaction expenses. Additionally, the Company advanced approximately $17,000 of cash to Century to satisfy working capital obligations. See Note 11 for further discussion of long-term debt.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The acquisition is reflected in the Company’s consolidated statement of operations for the period subsequent to the transaction date and is reported in the Company’s U.S. segment. The pro forma financial information presented below sets forth the Company’s pro forma consolidated statements of operations for the years ended December 31, 2005 and 2006 to give effect to the Century Acquisition as if the acquisition had occurred at the beginning of each period. This information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would have been had the transaction occurred on the date indicated or to project its results of operations for any future period.

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31, 2005	December 31, 2006

	(unaudited)
Revenues
Admissions	$982,699	$1,029,881
Concession	457,190	487,416
Other	74,559	94,807

Total revenues	$1,514,448	$1,612,104

Cost of operations
Film rentals and advertising	526,002	546,144
Concession supplies	72,631	75,359
Salaries and wages	154,072	160,689
Facility lease expense	192,510	203,335
Utilities and other	169,507	184,699

General and administrative expenses (1)	77,338	84,619
Depreciation and amortization (2)(3)	131,329	136,936
Impairment of long-lived assets	9,672	29,485
Loss on sale of assets and other	7,582	5,345

Total cost of operations	1,340,643	1,426,611

Operating income	173,805	185,493
Interest expense (4)	(164,916)	(170,134)
Other income (expense)	6,105	(5,370)

Income before taxes	14,994	9,989
Income tax expense (5)	6,961	6,024

Net income	$8,033	$3,965

(1)	Gives effect to the elimination of change of control payments of $15,672 to Century’s management for the year ended December 31, 2006.

(2)	Reflects increase in depreciation related to the fair value of the theatre properties and equipment pursuant to purchase accounting for the Century Acquisition.

(3)	Reflects the amortization associated with intangible assets recorded pursuant to purchase accounting for the Century Acquisition.

(4)	Reflects interest expense and amortization of debt issue costs resulting from the changes to the Company’s debt structure pursuant to the Century Acquisition.

(5)	Reflects the tax effect of the aforementioned proforma adjustments at the Company’s statutory income tax rate of 39%.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
5. OTHER ACQUISITIONS
     Cinemark Brasil, S.A.
     As a result of the MDP Merger, the Company’s Brazilian partners exercised their option to cause the Company to purchase all of their shares of common stock of Cinemark Brasil S.A., which represented 47.2% of total common stock of Cinemark Brasil S.A. The Company, through its subsidiary Brasil Holdings, LLC, directly and indirectly purchased the partners’ shares of Cinemark Brasil S.A. for $44,958 with available cash on August 18, 2004. The Company also incurred $771 of legal, accounting and other direct costs, which were capitalized as part of the acquisition. Prior to the acquisition, Cinemark Brasil S.A. was reported as a consolidated subsidiary and the Brazilian partners’ 47.2% interest was shown as minority interest in subsidiaries on the Company’s consolidated balance sheet. As a result of this acquisition, the Company owns 100% of the common stock in Cinemark Brasil S.A. The Company accounted for the purchase as a step acquisition and finalized its purchase accounting during June 2005. The following assets and liabilities were recorded at their estimated fair values. Net book value of all other assets and liabilities approximated fair value and therefore did not require adjustment.

Net favorable leases	$730
Vendor contracts	2,231
Goodwill	23,962
Reduction of minority interest liability	18,806

$45,729

     The net favorable leases and vendor contracts are presented as intangible assets on the Company’s consolidated balance sheets as of December 31, 2005 and 2006. The goodwill recorded as a result of the acquisition is deductible for tax purposes in Brazil.
     Cinemark Mexico
     On September 15, 2004, the Company purchased shares of common stock of its Mexican subsidiary from its Mexican partners, increasing its ownership interest in the Mexican subsidiary from 95.0% to 99.4%. The purchase price was $5,379 and was funded with available cash and borrowings on the Company’s amended revolving credit line. Prior to the acquisition, Cinemark Mexico USA was reported as a consolidated subsidiary and the Mexican partners’ 4.4% interest was shown as minority interest in subsidiaries on the Company’s consolidated balance sheet. The Company accounted for the purchase as a step acquisition and finalized its purchase accounting during June 2005. The following assets and liabilities were recorded at their estimated fair values. Net book value of all other assets and liabilities approximated fair value and therefore did not require adjustment.

Vendor contract	$439
Net favorable leases	480
Tradename	1,179
Goodwill	1,715
Reduction of minority interest liability	1,566

$5,379

     The vendor contract, net favorable leases and tradename are presented as intangible assets on the Company’s consolidated balance sheets as of December 31, 2005 and 2006. The goodwill recorded as a result of the acquisition is not deductible for tax purposes.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
6. INVESTMENT IN NATIONAL CINEMEDIA LLC
     On July 15, 2005, Cinemark Media, Inc., a wholly-owned subsidiary of the Company, purchased a 20.7% interest in National CineMedia LLC (“National CineMedia”) for approximately $7,329. National CineMedia is a joint venture between Regal Entertainment Inc. (“Regal”), AMC Entertainment Inc. (“AMC”) and the Company. National CineMedia provides marketing, sales and distribution of cinema advertising and promotional products; business communications and training services; and the distribution of digital alternative content. As part of the transaction, the Company and National CineMedia entered into an exhibitor services agreement, pursuant to which National CineMedia provides advertising, promotion and event services to the Company’s theatres, and a software license agreement in connection with the licensing of certain software and related rights.
     The Company is accounting for its investment in National CineMedia under the equity method of accounting. The Company’s investment in National CineMedia is included in investments in and advances to affiliates on the Company’s consolidated balance sheets as of December 31, 2006 and 2005. During the period from January 1, 2006 to October 4, 2006, the Company received a $271 return of its capital investment from National CineMedia and recorded an equity loss of $1,889. During the period from October 5, 2006 to December 31, 2006, the Company recorded equity income of $184. As of December 31, 2006, the Company’s investment in National CineMedia was approximately $5,353. The Company recognized $72, $18,833, and $10,555 of other revenue from National CineMedia during the year ended December 31, 2005, the period from January 1, 2006 to October 4, 2006 and the period from October 5, 2006 to December 31, 2006, respectively. The Company had a receivable due from National CineMedia of $811 and $13,386 as of December 31, 2005 and 2006, respectively, related to screen advertising and other ancillary revenue.
     Under the terms of its agreement with National CineMedia, the Company was required to install digital distribution technology in certain of its domestic theatres. During 2005 and 2006, the Company spent approximately $21,000 for digital projectors and related equipment necessary to show various digital media. As a result of the Century Acquisition, the Company committed to install digital distribution technology in a majority of the theatres acquired. The Company estimates the cost of the digital projectors and related equipment necessary to show various digital media in the Century theatres will be approximately $6,600. As of December 31, 2006, the Company had spent approximately $3,800 of this amount and expects to spend the remaining $2,800 during the first quarter of 2007.
     On October 12, 2006, National CineMedia, Inc., or NCM, Inc., filed a registration statement with the SEC for its initial public offering. On February 13, 2007, NCM, Inc. completed its initial public offering of its common stock. In connection with the NCM Inc. public offering, NCM Inc. became a member and the sole manager of NCM, and the Company entered into or amended various agreements with NCM and NCM Inc. including the Third Amended and Restated Limited Liability Company Operating Agreement of NCM, by and among the founding members and NCM Inc. and an Exhibitor Services Agreement, by and between the Company and NCM. Prior to the initial public offering of NCM Inc. common stock, the Company’s ownership interest in NCM was approximately 25% and subsequent to the completion of the offering the Company held a 14% interest in NCM. In connection with NCM Inc.’s initial public offering and the modification of the foregoing agreements, NCM paid the Company an aggregate of $389,003. See Note 22.
7. DISCONTINUED OPERATIONS
     As of March 31, 2004, the Company’s two United Kingdom theatres met the criteria of assets held for sale in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” On April 30, 2004, the Company sold its two United Kingdom theatres through the sale of all of the capital stock of Cinemark Theatres UK, Ltd., its United Kingdom subsidiary. The Company received $2,646 in proceeds upon closing of the transaction and $540 once the final working capital position was determined in accordance with the stock purchase agreement. The sale resulted in a loss of $463, which is included in income from discontinued operations, in the Company’s consolidated statements of operations.
     On December 23, 2004, the Company sold eleven discount theatres (“Interstate theatres”) through the sale of all of the capital stock of Interstate Holdings, Inc. The Company received $5,810 in proceeds upon closing of the transaction. The sale resulted in a gain of $2,715, which is included in income from discontinued operations, in the Company’s consolidated statements of operations.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The results of operations for the United Kingdom and Interstate theatres have been classified as discontinued operations for all periods presented. Amounts reported as discontinued operations in the Company’s consolidated statements of operations include the following components:

Year Ended
December 31, 2004
(Predecessor)
Admissions	$4,893
Concession	5,341
Other	1,137

Total revenues	11,371

Cost of operations
Film rentals and advertising	2,191
Concession supplies	905
Salaries and wages	2,266
Facility lease expense	1,684
Utilities and other	2,216
General and administrative expenses	497
Depreciation and amortization	295
Gain on sale of assets and other	(2,252)

Total cost of operations	7,802

Operating income	3,569
Minority interests in income of subsidiaries	(41)

Income before income taxes	3,528
Income taxes	(56)

Income from discontinued operations	$3,584

     Net cash flows from operating, investing and financing activities related to the United Kingdom and Interstate theatres were immaterial for all periods presented and are included in the respective sections of the statements of cash flows.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
8. GOODWILL AND OTHER INTANGIBLE ASSETS — NET
     The Company’s goodwill is as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Predecessor balance at December 31, 2004	$4,932	$40,074	$45,006
Impairment charges	(667)	(601)	(1,268)
Purchase from minority investors purchase price allocation adjustments (1)	—	(5,059)	(5,059)
Foreign currency translation adjustments and other	—	3,428	3,428

Predecessor balance at December 31, 2005	$4,265	$37,842	$42,107
Foreign currency translation adjustments and other	—	2,066	2,066

Predecessor balance at October 4, 2006	$4,265	$39,908	$44,173
Net basis adjustment (2)	394,893	113,867	508,760
Acquisition of Century Theatres, Inc. (1)	658,546	—	658,546
Impairment charges	(5,116)	(8,478)	(13,594)
Foreign currency translation adjustments and other	4,228	3,310	7,538

Successor balance at December 31, 2006	$1,056,816	$148,607	$1,205,423

(1)	See Note 4 regarding the acquisition of Century Theatres, Inc. and Note 5 regarding the purchase price allocation adjustments for Brazil and Mexico.

(2)	Represents net basis adjustments to intangible assets related to the push down of Cinemark Holdings, Inc.’s accounting basis to the Company and its subsidiaries. See Note 3 for further discussion.
     Impairment charges for 2005 and 2006 relate to goodwill associated with theatre properties. The Company records goodwill at the theatre level which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     As of December 31, intangible assets-net, consisted of the following:

						Foreign
	Predecessor					Currency
	Balance at					Translation	Successor Balance at
	December 31,	Net Basis				Adjustments and	December 31,
	2005	Adjustment(1)	Additions	Amortization	Impairment	Other	2006

Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$8,250	$(3,112)	$—	$—	$—	$—	$5,138
Accumulated amortization	(2,591)	1,971	—	(519)	—	—	(1,139)

Net carrying amount	$5,659	$(1,141)	$—	$(519)	$—	$—	$3,999

Vendor contracts:
Gross carrying amount	3,217	52,957	—	—	—	352	56,526
Accumulated amortization	(1,703)	(16,556)	—	(1,665)	—	—	(19,924)

Net carrying amount	$1,514	$36,401	$—	$(1,665)	$—	$352	$36,602

Net favorable leases:
Gross carrying amount	1,392	30,045	(9,360)	—	—	(78)	21,999
Accumulated amortization	(232)	(9,720)	—	(797)	(1,334)	60	(12,023)

Net carrying amount	$1,160	$20,325	$(9,360)	$(797)	$(1,334)	$(18)	$9,976

Other intangible assets:
Gross carrying amount	429	(375)	—	—	—	16	70
Accumulated amortization	(79)	64	—	(1)	—	—	(16)

Net carrying amount	$350	$(311)	$—	$(1)	$—	$16	$54

Total net intangible assets with finite lives	$8,683	55,274	$(9,360)	$(2,982)	$(1,334)	$350	$50,631

Intangible assets with indefinite lives:
Tradename	1,259	173,163	136,000	—	—	(304)	310,118
Other unamortized intangible assets	16	(13)	—	—	—	—	3

Total intangible assets — net	$9,958	$228,424	$126,640	$(2,982)	$(1,334)	$46	$360,752

(1)	Represents net basis adjustments to intangible assets related to the push down of Cinemark Holdings, Inc.’s accounting basis to the Company and its subsidiaries. See Note 3 for further discussion.
     During the year ended December 31, 2006, the Company recorded net unfavorable leases of $9,360 and a tradename intangible asset of $136,000 as part of a preliminary purchase price allocation related to the Century Acquisition (see note 4).
     Amortization expense for the year ended December 31, 2006 included $2,982 of amortization for intangible assets and $204 of amortization for other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2007	$7,066
For the year ended December 31, 2008	6,673
For the year ended December 31, 2009	5,832
For the year ended December 31, 2010	5,542
For the year ended December 31, 2011	4,937
Thereafter	20,581

Total	$50,631

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
9. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of undiscounted cash flows, which was seven times as of December 31, 2005 and eight times for the evaluation performed as of December 31, 2006. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     The Company’s long-lived asset impairment losses are summarized in the following table:

	Year Ended	Year Ended		October 5, 2006 to
	December 31,	December 31,	January 1, 2006 to	December 31,
	2004	2005	October 4, 2006	2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
United States theatre properties	$1,667	$6,788	$5,731	$5,315
International theatre properties	—	1,616	10	3,094

Subtotal	$1,667	$8,404	$5,741	$8,409
Intangible assets (see Note 8)	—	—	—	1,334
Goodwill (see Note 8)	—	1,268	—	13,594

Impairment of long-lived assets	$1,667	$9,672	$5,741	$23,337

10. DEFERRED CHARGES AND OTHER ASSETS — NET
     As of December 31, deferred charges and other assets — net consisted of the following:

	Balance at	Balance at
	December 31, 2005	December 31, 2006
	(Predecessor)	(Successor)
Debt issue costs	$40,389	$39,646
Less: Accumulated amortization	(9,885)	(4,794)

Subtotal	30,504	34,852
Long-term prepaid rents	11,782	16,283
Construction advances and other deposits	2,026	1,869
Equipment to be placed in service	3,744	3,990
Brazil value added tax deposit	3,602	3,943
Other	2,718	2,155

Total	$54,376	$63,092

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     During the period from January 1, 2006 to October 4, 2006, the Company wrote-off $222 of debt issue costs related to its repurchase of $10,000 of its 9% senior subordinated notes and $961 of debt issue costs related to its repurchase of $39,775 aggregate principal amount at maturity of its 9 3/4% senior discount notes. (See Note 11.) During the period from October 5, 2006 to December 31, 2006, the Company incurred new debt issue costs of $22,767 related to the new senior secured credit facility and wrote-off $5,782 of existing debt issue costs as a result of the payoff of its term loan under its former senior secured credit facility, both of which occurred in conjunction with the Century Acquisition (see Notes 4 and 11 for further discussion.).
11. LONG-TERM DEBT
     Long-term debt as of December 31 consisted of the following:

	Balance at	Balance at
	December 31, 2005	December 31, 2006
	(Predecessor)	(Successor)
Cinemark, Inc. 9 3/4% senior discount notes due 2014	$423,978	$434,073
Cinemark USA, Inc. 9% senior subordinated notes due 2013	353,330	350,820
Cinemark USA, Inc. term loan	255,450	1,117,200
Other long-term debt	11,497	9,560

Total long-term debt	1,044,255	1,911,653
Less current portion	6,871	14,259

Long-term debt, less current portion	$1,037,384	$1,897,394

     Senior Discount Notes
     On March 31, 2004, in connection with the MDP merger, the Company issued $577,173 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. The gross proceeds at issuance of $360,000 were used to fund in part the MDP Merger. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to the Company’s holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from the Company’s subsidiaries. The Company may redeem all or part of the 9 3/4% senior discount notes on or after March 15, 2009.
     On September 22, 2005, the Company repurchased $1,840 aggregate principal amount at maturity of the 9 3/4% senior discount notes as part of an open market purchase for approximately $1,302, including accreted interest. During May 2006, as part of four open market purchases, the Company repurchased $39,775 aggregate principal amount at maturity of the 9 3/4% senior discount notes for approximately $31,745, including accreted interest of $5,381 and a $1,414 cash premium paid. The Company funded these transactions with available cash from its operations. The open market repurchase costs, including premiums paid and a portion of the unamortized debt issue costs of $46 and $2,375 related to the repurchase of the 9 3/4% senior discount notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of operations for the year ended December 31, 2005 and the period from January 1, 2006 to October 4, 2006, respectively. As of December 31, 2006, the accreted principal balance of the notes was $434,073 and the aggregate principal amount at maturity will be $535,558.
     The indenture governing the 9 3/4% senior discount notes contains covenants that limit, among other things, dividends, transactions with affiliates, investments, sales of assets, mergers, repurchases of capital stock, liens and additional indebtedness. The dividend restriction contained in the indenture prevents the Company from paying a dividend or otherwise distributing cash to its stockholders unless (1) it is not in default, and the distribution would not cause it to be in default, under the indenture; (2) it would be able to incur at least $1.00 more of indebtedness without the ratio of its consolidated cash flow to its fixed charges (each as defined in the indenture, and calculated on a pro forma basis for the most recently ended four full fiscal quarters for which internal financial statements are available, using certain assumptions and modifications specified in the indenture, and including the additional indebtedness then being incurred) falling below two to one; and (3) the aggregate amount of distributions made since March 31, 2004, including the distribution proposed, is less than the sum of (a) half of its consolidated net income (as defined in the indenture) since February 11, 2003, (b) the net proceeds to it from the issuance of stock since April 2, 2004, and (c) certain other amounts specified in the indenture, subject to certain adjustments specified in the indenture. The dividend restriction is subject to certain exceptions specified in the indenture.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The indenture governing the 9¾% senior discount notes requires Cinemark, Inc. to have a fixed charge coverage ratio (as determined under the indenture) of at least 2.0 to 1.0 in order to incur certain additional indebtedness, issue preferred stock or make certain restricted payments, including dividends to Cinemark Holdings, Inc. Fixed charge coverage ratio is defined as the ratio of consolidated cash flow of Cinemark, Inc. and its subsidiaries to their fixed charges for the four most recent full fiscal quarters, giving pro forma effect to certain events as specified in the indenture. Fixed charges is defined as consolidated interest expense of Cinemark, Inc. and its subsidiaries, subject to certain adjustments as provided in the indenture. Consolidated cash flow as defined in the indenture is substantially consistent with our presentation of Adjusted EBITDA. Because Cinemark, Inc.’s failure to meet the fixed charge coverage ratio described above could restrict its ability to incur debt or make dividend payments, management believes that the indenture governing the 9¾% senior discount notes and these covenants and Adjusted EBITDA and Adjusted EBITDA margins are material to us. As of December 31, 2006, Cinemark, Inc.’s fixed charge coverage ratio under the indenture was in excess of the 2.0 to 1.0 requirement described above.
     The indenture governing the 9 3/4% senior discount notes allows the Company to incur additional indebtedness if it satisfies the senior discount notes debt incurrence ratio described above, and in certain other circumstances. The Company’s subsidiaries have no obligation, contingent or otherwise, to pay the amounts due under the 9 3/4% senior discount notes or to make funds available to pay those amounts. The 9 3/4% senior discount notes are general, unsecured senior obligations of the Company that are effectively subordinated to indebtedness and other liabilities of the Company’s subsidiaries.
     Upon certain specified types of change of control, which excludes an initial public offering, the Company would be required under the indenture to make an offer to repurchase all of the 9 3/4% senior discount notes at a price equal to 101% of the accreted value of the notes plus accrued and unpaid interest, if any, through the date of purchase.
     Senior Subordinated Notes
     On March 16, 2004, in connection with the MDP Merger, the Company initiated a tender offer for its then outstanding $105,000 aggregate principal amount 8 1/2% senior subordinated notes due 2008 and a consent solicitation to remove substantially all restrictive covenants in the indenture governing those notes. On March 25, 2004, the Company executed a supplemental indenture removing substantially all of the covenants, which became effective on the date of the MDP Merger. Additionally, on the date of the MDP Merger, the Company amended its then existing senior secured credit facility to provide for a $260,000 seven year term loan and a $100,000 six and one-half year revolving credit line, which was left undrawn. The net proceeds from the amended senior secured credit facility were used to repay the term loan under the Company’s then existing senior secured credit facility of approximately $163,764 and to redeem the approximately $94,165 aggregate principal amount of the Company’s then outstanding $105,000 aggregate principal amount of 8 1/2% senior subordinated notes that were tendered pursuant to the tender offer. The tender offer was made at 104.5% of the aggregate principal amount of the notes tendered on or prior to the consent date and at 101.5% of the aggregate principal amount of the notes tendered subsequent to the consent date but prior to the expiration date. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $4,800 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of operations during the year ended December 31, 2004.
     On April 6, 2004, as a result of the consummation of the MDP Merger and in accordance with the terms of the indenture governing the Company’s 9% senior subordinated notes due 2013, the Company made a change of control offer to purchase the 9% senior subordinated notes at a purchase price of 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, at the date of purchase. Approximately $17,750 aggregate principal amount of the 9% senior subordinated notes were tendered and not withdrawn in the change of control offer, which expired on May 26, 2004. The Company paid the change of control price with available cash on June 1, 2004. The unamortized debt issue costs, tender offer repurchase costs, including premiums paid, and other fees of $777 related to the retirement of the 9% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of operations for the year ended December 31, 2004.
     On July 28, 2004, the Company provided notice to the holders of the remaining outstanding 8 1/2% senior subordinated notes due 2008 of its election to redeem all outstanding notes at a redemption price of 102.833% of the aggregate principal amount plus accrued interest. On August 27, 2004, the Company redeemed the remaining $10,835 aggregate principal amount of notes utilizing available cash and borrowings under the Company’s amended revolving credit line. The unamortized bond discount, tender offer repurchase costs, including premiums paid, and other fees of $397 related to the retirement of the 8 1/2% notes were recorded as a loss on early retirement of debt in the Company’s consolidated statements of operations for the year ended December 31, 2004.
     During May 2006, as part of three open market purchases, the Company repurchased $10,000 aggregate principal amount of its 9% senior subordinated notes for approximately $10,977, including the cash premium paid and accrued and unpaid interest. The transactions were funded with available cash from operations. As a result of the transactions, the Company recorded a loss on early retirement of debt of $940 during the period from January 1, 2006 to October 4, 2006, which included the write-off of unamortized debt issue costs and tender offer repurchase costs, including premiums paid, related to the retired senior subordinated notes.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     As of December 31, 2006, the Company had outstanding $332,250 aggregate principal amount of 9% senior subordinated notes due 2013. Interest is payable on February 1 and August 1 of each year. The Company may redeem all or part of the existing 9% notes on or after February 1, 2008.
     The 9% senior subordinated notes are general, unsecured obligations and are subordinated in right of payment to the new senior secured credit facility or other senior indebtedness. The notes are guaranteed by certain of the Company’s domestic subsidiaries. The guarantees are subordinated to the senior debt of the subsidiary guarantors, including their guarantees of the new senior secured credit facility. The notes are effectively subordinated to the indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.
     The indenture governing the 9% senior subordinated notes contains covenants that limit, among other things, dividends, transactions with affiliates, investments, sales of assets, mergers, repurchases of our capital stock, liens and additional indebtedness. The dividend restriction contained in the indenture prevents the Company from paying a dividend or otherwise distributing cash to its capital stockholders unless (1) it is currently not in default, and the distribution would not cause it to be in default, under the indenture; (2) it would be able to incur at least $1.00 more of indebtedness without the ratio of its EBITDA (as defined in the indenture) for the four full fiscal quarters prior to the incurrence of such indebtedness to the amount of its consolidated interest expense (as defined in the indenture) for the quarter in which the indebtedness is incurred and the following three fiscal quarters (each calculated on a pro forma basis using certain assumptions and modifications specified in the indenture, and including the additional indebtedness then being incurred) falling below two to one (the “senior sub notes debt incurrence ratio test”); and (3) the aggregate amount of distributions made since February 11, 2003, including the distribution currently proposed, is less than the sum of (a) half of its consolidated net income (as defined in the indenture) since February 11, 2003, (b) the net proceeds to it from the issuance of stock since February 11, 2003, and (c) certain other amounts specified in the indenture, subject to certain adjustments specified in the indenture. The dividend restriction is subject to certain exceptions specified in the indenture.
     The indenture governing the senior subordinated notes allows the Company to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.
     Upon certain specified types of change of control, which excludes an initial public offering, the Company would be required to make an offer to repurchase the senior subordinated notes at a price equal to 101% of the principal amount outstanding plus accrued and unpaid interest through the date of repurchase.
     On March 6, 2007, the Company commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of its 9% senior subordinated notes, of which $332,250 aggregate principal amount remained outstanding. In connection with the tender offer, the Company solicited consents for certain proposed amendments to the indenture pursuant to which the 9% senior subordinated notes were issued. On March 20, 2007, approximately $332,000 aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by the Company for approximately $360,164, including accrued interest and premiums paid. The Company funded the repurchase with the net proceeds received from NCM in connection with the consummation of its initial public offering and modification of certain agreements with NCM. The Company will record a loss on early retirement of debt of approximately $7,600 during the three months ended March 31, 2007, which will include the write-off of unamortized bond premiums, the write-off of unamortized debt issue costs, premiums paid and other fees associated with the repurchase.
     On March 20, 2007, Cinemark USA, Inc. and the Bank of New York Trust Company, N.A. as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.
     New Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, the Company entered into a new senior secured credit facility. The net proceeds of the new term loan were used to finance a portion of the $531,225 cash portion of the purchase price, to pay off approximately $360,000 under Century's existing senior credit facility and to refinance amounts under its existing senior secured credit facility of $253,500. The Company used approximately $53,000 of its existing cash to fund the payment of the remaining portion of the purchase price and related transaction expenses.
     The new senior secured credit facility provides for a seven year term loan of $1,120,000 and a $150,000 revolving credit line that matures in six years unless the Company’s 9% senior subordinated notes have not been refinanced by August 1, 2012 with indebtedness that matures no earlier than seven and one-half years after the closing date of the new senior secured credit facility, in which case the maturity date of the revolving credit line becomes August 1, 2012. The revolving credit line was left undrawn at closing. The revolving credit line is used for general corporate purposes.
     At December 31, 2006, there was $1,117,200 outstanding under the new term loan and no borrowings outstanding under the new revolving credit line. Approximately $149,931 was available for borrowing under the new revolving credit line, giving effect to a $69 letter of credit outstanding. The average interest rate on outstanding borrowings under the new senior secured credit facility at December 31, 2006 was 7.4% per annum.
     Under the term loan, principal payments of $2,800 are due each calendar quarter beginning December 31, 2006 through September 30, 2012 and increase to $263,200 each calendar quarter from December 31, 2012 to maturity at October 5, 2013. The term loan bears interest, at the Company’s option, at (A) the base rate equal to the higher of

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
(i) the prime lending rate as set forth on the British Bank Association Telerate page 5 or (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.75% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.75% to 2.00% per annum, in each case as adjusted pursuant to the Company’s corporate credit rating. Borrowings under the $150,000 revolving credit line bear interest, at the Company’s option, at (A) a base rate equal to the higher of (i) the prime lending rate as set forth on the British Banking Association Telerate page 5 and (ii) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 1.00% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 2.00% per annum, in each case as adjusted pursuant to the Company’s consolidated net senior secured leverage ratio as defined in the new credit agreement. The Company is required to pay a commitment fee calculated at the rate of 0.50% per annum on the average daily unused portion of the new revolving credit line, payable quarterly in arrears, which rate decreases to 0.375% per annum for any fiscal quarter in which the Company’s consolidated net senior secured leverage ratio on the last day of such fiscal quarter is less than 2.25 to 1.0.
     The Company’s obligations under the new senior secured credit facility are guaranteed by Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., and certain of the Company’s subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of the Company’s personal property, including without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of CNMK Holding, Inc., and certain of the Company’s domestic subsidiaries and 65% of the voting stock of certain of the Company’s foreign subsidiaries.
     The new senior secured credit facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s, the Company’s and CNMK Holding, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, repurchase stock and voluntarily repurchase or redeem the 9 3/4% senior discount notes or the 9% senior subordinated notes; and make capital expenditures and investments. The new senior secured credit facility also requires the Company to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the new senior secured credit facility. The dividend restriction contained in the new senior secured credit facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause it to be in default, under the new senior secured credit facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since October 5, 2006, including the distribution currently proposed, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since October 5, 2006, (b) Cinemark USA, Inc.’s consolidated EBITDA minus two times its consolidated interest expense, each as defined in the new senior secured credit facility, since October 1, 2006, (c) $150,000 and (d) certain other amounts specified in the new senior secured credit facility, subject to certain adjustments specified in the new senior secured credit facility. The dividend restriction is subject to certain exceptions specified in the new senior secured credit facility.
     The new senior secured credit facility also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain types of change of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, all commitments under the new senior secured credit facility may be terminated and all obligations under the new senior secured credit facility could be accelerated by the lenders, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable. The proposed initial public offering of Cinemark Holdings, Inc. is not considered a change of control under the new senior secured credit facility.

On March 14, 2007, Cinemark USA, Inc. amended its new senior secured credit facility to, among other things, modify the interest rate on the term loans under the new senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “Eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the new senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM transactions or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans. The amendment was a condition precedent to the consummation of the tender offer for the 9% senior subordinated notes.
     Former Senior Secured Credit Facility
     On April 2, 2004, the Company amended its then existing senior secured credit facility in connection with the MDP Merger. The amended senior secured credit facility provided for a $260,000 seven year term loan and a $100,000 six and one-half year revolving credit line. The net proceeds from the amended senior secured credit facility were used to repay the then existing term loan of approximately $163,764 and to redeem the approximately $94,165 aggregate principal amount of the Company’s then outstanding $105,000 aggregate principal amount 8 1/2% senior subordinated notes due 2008 that were tendered pursuant to the tender offer.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     On October 5, 2006, in connection with the Century Acquisition, the $253,500 outstanding under the former senior secured credit facility was repaid in full with a portion of the proceeds from the new senior secured credit facility. During the period from October 5, 2006 to December 31, 2006, the Company recorded a loss on early retirement of debt of $5,782 related to the write-off unamortized debt issue costs associated with the former senior secured credit facility.
     Covenant Compliance and Debt Maturity
     As of December 31, 2006, the Company was in full compliance with all agreements, including related covenants, governing its outstanding debt. The Company’s long-term debt at December 31, 2006 matures as follows:

2007	$14,259
2008	14,932
2009	12,803
2010	12,366
2011	11,200
Thereafter	1,846,093

Total	$1,911,653

     The estimated fair value of the Company’s long-term debt at December 31, 2006 was approximately $1,958,845. This amount does not include prepayment penalties that would be incurred upon the early extinguishment of certain debt issues.
     Debt issue costs of $39,646, net of accumulated amortization of $4,794, related to the senior discount notes, senior subordinated notes, the new senior secured credit facility and other debt agreements, are included in deferred charges and other assets — net, on the consolidated balance sheets at December 31, 2006.
     12. FOREIGN CURRENCY TRANSLATION
     The accumulated other comprehensive income (loss) account in stockholders’ equity of $(60,185) and $11,463 at December 31, 2005 (Predecessor) and December 31, 2006 (Successor), respectively, primarily relates to the cumulative foreign currency adjustments from translating the financial statements of Cinemark Brasil S.A. into U.S. dollars.
     As a result of the push down of Cinemark Holdings, Inc. accounting basis to the Company on October 5, 2006, the Company wrote-off approximately $55,579 in accumulated other comprehensive loss. See Note 3 for further discussion.
     In 2006 and 2005, all foreign countries where the Company has operations, including Brazil were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive income (loss) account recorded as an increase in, or reduction of, stockholders’ equity.
     On December 31, 2006, the exchange rate for the Brazilian real was 2.14 reais to the U.S. dollar (the exchange rate was 2.34 reais to the U.S. dollar at December 31, 2005). As a result, the effect of translating the December 31, 2006 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as an increase in stockholders’ equity of $14,954. At December 31, 2006, the total assets of the Company’s Brazilian subsidiaries were U.S. $159,658.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
13. INVESTMENTS IN AND ADVANCES TO AFFILIATES
     The Company had the following investments in and advances to affiliates at December 31:

	December 31,	December 31,
	2005	2006
	(Predecessor)	(Successor)
Investment in National CineMedia LLC — investment, at equity	$7,329	$5,353
Cinemark Theatres Alberta, Inc. — investment, at equity — 50% interest	303	617
Fandango, Inc. — investment, at cost —7% interest	171	2,142
Cinemark — Core Pacific, Ltd. (Taiwan) — investment, at cost — 14% interest	338	1,383
Other	452	1,859

Total	$8,593	$11,354

     During the year ended December 31, 2005, Cinemark Media, Inc., a wholly-owned subsidiary of the Company, purchased a 20.7% interest in National CineMedia LLC for approximately $7,329. See Note 6 to the consolidated financial statements for further discussion of the investment and the Company’s ownership interest. See Note 22 for discussion of National CineMedia’s initial public offering and related funds received by the Company.
     During the period from October 5, 2006 to December 31, 2006, as a result of the Company’s acquisition of Century, the Company’s investment in Fandango, Inc. increased from 1% to approximately 7%.
14. MINORITY INTERESTS IN SUBSIDIARIES
     Minority ownership interests in subsidiaries of the Company are as follows at December 31:

	December 31, 2005 (Predecessor)	December 31, 2006 (Successor)
Cinemark Partners II — 49.2% interest	$8,554	$8,862
Cinemark Equity Holdings Corp. (Central America) — 49.9% interest	2,577	2,263
Cinemark Colombia, S.A. — 49.0% interest	2,333	2,483
Greeley Ltd. — 49.0% interest	1,491	1,422
Cinemark del Ecuador, S.A. — 40.0% interest	932	994
Cinemark de Mexico, S.A. de C.V. — 0.6% interest	272	346
Others	263	243

Total	$16,422	$16,613

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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
certain of the Company’s foreign subsidiaries currently have a deficit in retained earnings which prevents the Company from declaring and paying dividends from those subsidiaries.
     Stock Option Plans — Upon consummation of the MDP Merger on April 2, 2004, all the Company’s stock options outstanding prior to the MDP Merger immediately vested and the majority were repurchased and the then existing stock option plans, which included the Independent Director Stock Options and the Long Term Incentive Plan, were terminated.
     On September 30, 2004, the Company’s Board of Directors and the majority of its stockholders approved the 2004 Long Term Incentive Plan (the “2004 Plan”) under which 3,074,991 shares of common stock are available for issuance to selected employees, directors and consultants of the Company. The 2004 Plan provides for restricted share grants, incentive option grants and nonqualified option grants.
     On September 30, 2004, the Company granted options to purchase 2,361,590 shares of its common stock under the 2004 Plan at an exercise price of $22.58 per option. The exercise price was equal to the fair market value of the Company’s common stock on the date of grant. Options to purchase 234,219 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009. The options expire ten years from the grant date. On January 28, 2005, the Company granted options to purchase 4,075 shares of its common stock under the Plan at an exercise price of $22.58 per option (equal to the market value at the date of grant). The options vest daily over five years and the options expire ten years from the grant date.
     For each 2004 and 2005 grant, the fair values of the options were estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,	January 28,
	2004	2005
	Grant	Grant
Expected life	6.5 years	6.5 years
Expected volatility(1)	39%	44%
Risk-free interest rate	3.79%	3.93%
Dividend yield	0%	0%

(1)	Expected volatility is based on historical volatility of the common stock price of comparable public companies.
     Forfeitures were estimated based on the Company’s historical stock option activity.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. Under a share exchange agreement dated August 8, 2006, each outstanding share of the Company’s common stock was exchanged for an equivalent number of shares of Cinemark Holdings, Inc. common stock. The share exchange was completed on October 5, 2006.
     In November 2006, Cinemark Holdings, Inc.’s Board of Directors amended the 2004 Plan to provide that no additional awards may be granted under the 2004 Plan. At that time, the Board of Cinemark Holdings, Inc. and the majority of Cinemark Holdings, Inc.’s stockholders approved the 2006 Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan is substantially similar to the 2004 Plan.

     A summary of Plan activity and related information for the years ended December 31, 2004 and 2005, the period from January 1, 2006 to October 4, 2006, and the period from October 5, 2006 to December 31, 2006 is as follows:

	Year Ended		Year Ended		January 1, 2006 to		October 5, 2006 to
	December 31, 2004		December 31, 2005		October 4, 2006		December 31, 2006
	(Predecessor)		(Predecessor)		(Predecessor)		(Successor)
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	—	$—	2,361,590	$22.58	2,365,665	$22.58	2,362,590	$22.58
Granted	2,361,590	$22.58	4,075	$22.58	—	$—	—	$—
Forfeited	—	$—	—	$—	(3,075)	$22.58	(1,519)	$22.58
Exercised	—	$—	—	$—	—	$—	(1,556)	$22.58

Outstanding at December 31	2,361,590	$22.58	2,365,665	$22.58	2,362,590	$22.58	2,359,515	$22.58

Options exercisable at December 31	353,211	$22.58	827,603	$22.58	1,178,628	$22.58	1,296,040	$22.58

     All options outstanding at December 31, 2006 have a remaining contractual life of approximately 7.75 years.
     A participant’s options under the Plan are forfeited if the participant’s service to the Company or any of its subsidiaries is terminated for cause. At any time before the common stock becomes listed or admitted to unlisted trading privileges on a national securities exchange or designated as a national market system security on an interdealer quotation system by the National Association of Securities Dealers or if sale or bid and other offer quotations are reported for that class of common stock on the NASDAQ National Market, the Company or a designee shall have the right to purchase any shares of common stock acquired on exercise of an option, any restricted shares issued under the Plan and any exercisable options granted under the Plan. The purchase price in such event shall be determined as provided in the Plan.
16. SUPPLEMENTAL CASH FLOW INFORMATION
     The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended	Year Ended	January 1, 2006	October 5, 2006 to
	December 31,	December 31,	to October 4,	December 31,
	2004	2005	2006	2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
Cash paid for interest	$46,686	$45,166	$43,132	$22,584
Net cash paid for income taxes	$16,682	$2,911	$26,616	428
Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$6,463	$(4,312)	$(2,151)	$2,546
Changes in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(1,149)	$8,945	$(7,832)	$11,494
Exchange of theatre properties	$—	$—	$5,400	$—
Capital contribution from Cinemark Holdings, Inc. related to the Century acquisition	$—	$—	$—	$150,000

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
17. INCOME TAXES
     Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended	Year Ended	January 1, 2006	October 5, 2006 to
	December 31,	December 31,	to October 4,	December 31,
	2004	2005	2006	2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
Income (loss) from continuing operations before income taxes:
U.S.	$12,390	$19,838	$20,546	$(6,213)
Foreign	27,953	16,742	17,218	(11,007)

Total	$40,343	$36,580	$37,764	(17,220)

Current:
Federal	$2,729	$17,651	$11,021	$8,266
Foreign	4,008	2,115	5,312	(5,567)
State	460	1,972	731	137

Total current expense	7,197	21,738	17,064	2,836

Deferred:
Federal	4,825	(7,513)	(3,725)	(8,358)
Foreign	5,474	356	(4,905)	8,976
State	(194)	(388)	644	(343)

Total deferred expense	10,105	(7,545)	(7,986)	275

Income tax expense	$17,302	$14,193	$9,078	$3,111

     A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income (loss) from continuing operations before income taxes follows:

	Year Ended	Year Ended	January 1, 2006	October 5, 2006 to
	December 31,	December 31,	to October 4,	December 31,
	2004	2005	2006	2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
Computed normal tax expense	$14,120	$12,803	$13,217	$(6,027)
Goodwill	(42)	91	(42)	4,764
Foreign inflation adjustments	536	(2,332)	(1,553)	3,356
State and local income taxes, net of federal income tax benefit	173	1,030	893	(134)
Foreign losses not benefited and other changes in valuation allowance	(3,201)	(918)	(1,909)	1,872
Foreign tax rate differential	3,963	(33)	40	906
Foreign dividends, including Section 965	—	3,158	433	145
Other — net	1,753	394	(2,001)	(1,771)

Income tax expense	$17,302	$14,193	$9,078	$3,111

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liability at December 31, 2005 and 2006 consisted of the following:

	December 31,	December 31,
	2005	2006
	(Predecessor)	(Successor)
Deferred liabilities:
Theatre properties and equipment	$33,657	$125,950
Deferred intercompany sale	2,961	7,207
Intangible asset — contracts	—	12,394
Intangible asset — tradenames	—	117,019
Intangible asset — net favorable leases	—	3,695

Total deferred liabilities	36,618	266,265

Deferred assets:
Deferred lease expenses	10,289	3,937
Theatre properties and equipment	6,772	5,915
Deferred gain on sale leasebacks	1,220	—
Property under capital lease	—	44,477
Long term debt	—	7,598
Debt issue costs	—	2,194
Tax loss carryforward	13,549	15,535
AMT and other credit carryforwards	2,159	2,583
Other expenses, not currently deductible for tax purposes	(4,064)	(771)

Total deferred tax assets	29,925	81,468

Net long-term deferred income tax liability before valuation allowance	6,693	184,797
Valuation allowance	8,898	8,862

Net long-term deferred income tax liability	$15,591	$193,659

Net deferred tax liability — Foreign	$(2,407)	$11,256
Net deferred tax liability — U.S.	17,998	182,403

Total of all deferrals	$15,591	$193,659

     The Company’s valuation allowance decreased from $8,898 at December 31, 2005 to $8,862 at December 31, 2006.
     The foreign net operating losses began expiring in 2002; however, some losses may be carried forward indefinitely. The Company’s foreign tax credit carryforwards begin expiring in 2008. The Company’s state net operating loss carryforward will expire in 2007 through 2024. The amount of the state net operating loss carryforward that will expire in 2007 is $154.
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
     Management continues to reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, deferred U.S. federal and state income taxes are not provided on the undistributed earnings of these foreign subsidiaries. As of December 31, 2006, the cumulative amount of undistributed earnings of these foreign subsidiaries on which the Company has not recognized income taxes was approximately $92,000.
     The Company is routinely under audit in various jurisdictions and is currently under examination in the United States by the IRS and in Mexico by Hacienda. The Company believes that it is adequately reserved for the probable outcome of these examinations.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
18. COMMITMENTS AND CONTINGENCIES
     Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $29,518 and $14,285 at December 31, 2005 and 2006, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense was as follows:

	Year Ended	Year Ended	Period from January 1, 2006 to	Period from October 5, 2006 to
	December 31,	December 31,	October 4,	December 31,
	2004	2005	2006	2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
Fixed rent expense	$104,954	$110,995	$89,296	$37,815
Contingent rent expense	21,689	25,598	20,217	10,431

Facility lease expense	126,643	136,593	109,513	48,246
Corporate office rent expense	1,406	1,432	1,067	543

Total rent expense	$128,049	$138,025	$110,580	$48,789

     Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2006 are due as follows:

	Operating	Capital
	Leases	Leases
2007	$163,681	$16,062
2008	168,123	16,092
2008	166,593	16,147
2009	162,273	16,401
2010	157,785	15,362
Thereafter	1,185,739	154,783

Total	$2,004,194	$234,847

Amounts representing interest		(119,020)

Present value of future minimum payments		$115,827
Current portion of capital lease obligations		3,649

Capital lease obligations, less current portion		$112,178

     Employment Agreements — On March 12, 2004, the Company entered into new employment agreements with certain executives which became effective upon the consummation of the MDP Merger on April 2, 2004. In addition, in connection with the MDP Merger, the Company paid a one-time special bonus in the amount of $2,400 to Lee Roy Mitchell and in the amount of $50 to each of Alan Stock, Tim Warner and Robert Copple. Set forth below is a summary of the Company’s employment agreements.
     Lee Roy Mitchell
     The Company entered into an employment agreement with Lee Roy Mitchell pursuant to which Mr. Mitchell currently serves as the Company’s Chairman. The employment agreement became effective upon the consummation of the MDP Merger. The initial term of the employment agreement is three years, subject to an automatic extension for a one-year period, unless the employment agreement is terminated. Mr. Mitchell received a base salary of $764 during 2006, which is subject to annual review for increase (but not decrease) each year by the Company’s Board of Directors or committee or delegate thereof. In addition, Mr. Mitchell is eligible to receive an annual cash incentive bonus upon the Company meeting certain performance targets established by the board or the compensation committee for the fiscal year. Mr. Mitchell is also entitled to additional fringe benefits including life insurance benefits of not less than $5,000, disability benefits of not less than 66% of base salary, a luxury automobile and a

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
membership at a country club. The employment agreement provides for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. If Mr. Mitchell resigns for good reason or is terminated by the Company without cause (as defined in the agreement), Mr. Mitchell will receive: accrued compensation (which includes base salary and a pro rata bonus) through the date of termination; any previously vested stock options and accrued benefits, such as retirement benefits, in accordance with the terms of the plan or agreement pursuant to which such options or benefits were granted; his annual base salary as in effect at the time of termination for a period of twelve months following such termination; and an amount equal to the most recent annual bonus he received prior to the date of termination. Mr. Mitchell’s equity-based or performance-based awards will become fully vested and exercisable upon such termination or resignation. Mr. Mitchell may choose to continue to participate in the Company’s benefit plans and insurance programs on the same terms as other actively employed senior executives for a one-year period. Furthermore, so long as Mr. Mitchell remains the Company’s Chairman, he will possess approval rights over certain significant transactions that may be pursued by the Company.
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
     Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier
     The Company entered into executive employment agreements with each of Tandy Mitchell, Alan Stock, Robert Copple, Timothy Warner, Robert Carmony, John Lundin and Michael Cavalier pursuant to which Mrs. Mitchell and Messrs. Stock, Copple, Warner, Carmony, Lundin and Cavalier currently serve, respectively, as the Company’s Executive Vice President, Chief Executive Officer, Executive Vice President and Chief Financial Officer, President and Chief Operating Officer, Senior Vice President of Operations, Vice President of Film Licensing and Senior Vice President — General Counsel. The employment agreements became effective upon the consummation of the MDP Merger. The initial term of each employment agreement is three years, subject to automatic extensions for a one-year period at the end of each year of the term, unless the agreement is terminated. Pursuant to the employment agreements, each of these individuals receives a base salary, which is subject to annual review for increase (but not decrease) each year by the Company’s Board of Directors or committee or delegate thereof. In addition, each of these executives is eligible to receive an annual cash incentive bonus upon the Company’s meeting certain performance targets established by the Company’s Board of Directors or the compensation committee for the fiscal year.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
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
     Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the Board of Directors. Contribution payments of $1,382 and $1,295 were made in 2005 (for plan year 2004) and 2006 (for plan year 2005), respectively. A liability of $1,604 has been recorded at December 31, 2006 for contribution payments to be made in 2007 (for plan year 2006).
     Letters of Credit and Collateral — The Company had outstanding letters of credit of $69, in connection with property and liability insurance coverage, at December 31, 2005 and 2006.
     Litigation and Litigation Settlements — DOJ Litigation — In March 1999, the Department of Justice (“DOJ”) filed suit in the U.S. District Court, Northern District of Ohio, Eastern Division, against the Company alleging certain violations of the Americans with Disabilities Act of 1990 (the “ADA”) relating to the Company’s wheelchair seating arrangements and seeking remedial action. An order granting summary judgment to the Company was issued in November 2001. The Department of Justice appealed the district court’s ruling with the Sixth Circuit Court of Appeals. On November 7, 2003, the Sixth Circuit Court of Appeals reversed the summary judgment and sent the case back to the district court for further review without deciding whether wheelchair seating at the Company’s theatres comply with the ADA. The Sixth Circuit Court of Appeals also stated that if the district court found that the theatres did not comply with the ADA, any remedial action should be prospective only. The Company and the United States have resolved this lawsuit. A Consent Order was entered by the U.S. District Court for the Northern District of Ohio, Eastern Division, on November 15, 2004. This Consent Order fully and finally resolves the United States v. Cinemark USA, Inc. lawsuit, and all claims asserted against the Company in that lawsuit have been dismissed with prejudice. Under the Consent Order, the Company will make modifications to wheelchair seating locations in fourteen stadium-style movie theatres within the Sixth Circuit and elsewhere, and spacing and companion seating modifications at 67 auditoriums at other stadium-styled movie theatres. These modifications must be completed during the five-year period commencing on the date the Consent Order was executed. Upon completion of these modifications, such theatres will comply with all existing and pending ADA wheelchair seating requirements, and no further modifications will be necessary to remaining stadium-style movie theatres in the United States to comply with the wheelchair seating requirements of the ADA. Under the Consent Order, the DOJ approved the seating plans for nine stadium-styled movie theatres under construction. The Company and the DOJ have also created a safe harbor framework for the Company to construct all of its future stadium-style movie theatres. The DOJ has stipulated that all theatres built in compliance with the Consent Order will comply with the wheelchair seating requirements of the ADA. The Company believes that its obligations under the Consent Order are not material in the aggregate to its financial position, results of operations and cash flows.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     19.  SEGMENTS
     At December 31, 2006, the Company identified its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. In 2005 and 2004, the Company reported one reporting segment due to the similar economic characteristics of its operating segments and its ability to aggregate operating segments in accordance with SFAS No. 131, “Segments”. At the end of 2006, as part of the Company’s reevaluation of its aggregation criteria, the Company observed a measurable difference in the margins between its international segment and U.S. segment. With the acquisition of Century and the opportunity to improve operating efficiencies in the U.S., the Company believes this trend will continue. As a result, the Company is reporting separately its international and U.S. operating segments for all periods presented. The primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company’s management evaluates the performance of its assets on a consolidated basis.
     Below is a breakdown of select financial information by reportable operating segment:

	Year Ended	Year Ended	Period from January 1, 2006	Period from October 5, 2006
	December 31,	December 31,	to	to
	2004	2005	October 4, 2006	December 31, 2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
Revenues
U.S.	$783,394	$757,902	$607,729	$328,955
International	242,220	264,314	222,780	63,074
Eliminations	(1,372)	(1,619)	(1,420)	(524)

Total revenues	$1,024,242	$1,020,597	$829,089	$391,505

	Year Ended	Year Ended	Period from January 1, 2006	Period from October 5, 2006
	December 31,	December 31,	to	to
	2004	2005	October 4, 2006	December 31, 2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
Adjusted EBITDA
U.S.	$176,737	$155,987	$135,300	$82,545
International	52,503	54,148	45,212	8,558

Total Adjusted EBITDA	$229,240	$210,135	$180,512	$91,103

	December 31, 2005	December 31, 2006
	(Predecessor)	(Successor)
Capital Expenditures
U.S.	$56,262	$80,786
International	19,343	26,295

Total Capital Expenditures	$75,605	$107,081

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended	Year Ended	Period from January 1, 2006	Period from October 5, 2006
	December 31,	December 31,	to	to
	2004	2005	October 4, 2006	December 31, 2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
Net income (loss)	$26,625	$22,387	$28,686	$(20,331)
Add (deduct):
Income taxes	17,302	14,193	9,078	3,111
Interest expense (1)	72,943	86,867	69,191	42,220
Other (income) expense	8,450	(4,581)	1,147	4,182
Income from discontinued operations, net of taxes	(3,584)	—	—	—
Depreciation and amortization	67,051	76,229	59,913	34,281
Amortization of net favorable leases	—	232	130	667
Impairment of long-lived assets	1,667	9,672	5,741	23,337
Loss on sale of assets and other	4,851	2,625	2,938	2,345
Deferred lease expenses	1,795	2,511	1,540	575
Stock option compensation and change of control expenses related to the MDP Merger	31,995	—	—	—
Amortized compensation-stock options	145	—	2,148	716

Adjusted EBITDA	$229,240	$210,135	$180,512	$91,103

(1) Includes amortization of debt issue costs.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Year Ended	Year Ended	Period from	Period from
	December 31,	December 31,	January 1, 2006 to	October 5, 2006 to
	2004	2005	October 4, 2006	December 31, 2006
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
Revenues (1)
U.S. and Canada	$783,394	$757,902	$607,729	$328,955
Mexico	76,148	74,919	55,704	15,885
Brazil	90,872	112,182	98,950	29,605
Other foreign countries	75,200	77,213	68,126	17,584
Eliminations	(1,372)	(1,619)	(1,420)	(524)

Total	$1,024,242	$1,020,597	$829,089	$391,505

	December 31, 2005	December 31, 2006
	(Predecessor)	(Successor)
Theatres properties and equipment, net
U.S. and Canada	$634,938	$1,169,456
Mexico	55,366	51,272
Brazil	52,371	55,749
Other foreign countries	47,891	48,095

Total	$790,566	$1,324,572

(1)	Revenues for all periods presented do not include results of the two United Kingdom theatres or the eleven Interstate theatres, which were sold during 2004, as the results of operations for these theatres are included as discontinuted operations.
20. OTHER RELATED PARTY TRANSACTIONS
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $152, $111 and $38 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the year ended December 31, 2005 the period from January 1, 2006 to October 4, 2006, and the period from October 5, 2006 to December 31, 2006, respectively.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $201, $165, and $26 of management fee revenues during the year ended December 31, 2005 the period from January 1, 2006 to October 4, 2006, and the period from October 5, 2006 to December 31, 2006, respectively, and received $675, $300, and $300 of distributions from Laredo during the year ended December 31, 2005 the period from January 1, 2006 to October 4, 2006, and the period from October 5, 2006 to December 31, 2006, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 25 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 10.8% of the Company’s issued and outstanding shares of common stock. Raymond Syufy and Joseph Syufy are two of the Company’s directors and are officers of the general partner of Syufy Enterprises, LP. Of these 27 leases, 22 have fixed minimum annual rent in an aggregate amount of approximately $23.5 million. Of these 22 leases with fixed minimum annual rent, 17 have a remaining lease term plus extension option(s) that exceed 30 years, four have a remaining lease term plus extension option(s) that exceed 18 years, and one has a remaining lease term of approximately three years. Three of these 22 leases have triggering events that allow the Company to convert the fixed minimum rent to a fixed percentage of gross sales as defined in the lease with the further right to terminate the lease if the theatre level cash flow drops below $0. Five of these 22 leases have triggering events that allow the Company to terminate the lease prior to expiration of the term. These five leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. Four of these percentage rent leases have a 12 month term plus automatic 12 month renewal options, and the Company has the right to terminate the lease if the theatre level cash flow drops below $0. One of these percentage rent leases has a remaining term of 21 months, and Syufy has the right to terminate this lease prior to the end of the term.
     The Company also has an office lease with Syufy for corporate office space in San Rafael, California. The lease will expire in September 2008. The lease has a fixed minimum annual rent of approximately $0.3 million.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its former President and current Chief Executive Officer, Alan Stock, which became effective upon consummation of the MDP Merger and amends a profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock receives a profit interest in two theatres once the Company has recovered its capital investment in these theatres plus its borrowing costs. During the years ended December 31, 2005 and 2006, the Company recorded $633 and $620, respectively, in profit participation expense payable to Mr. Stock, which is included in general and administrative expense in the Company’s consolidated statements of operations. During 2006, the Company paid $619 to Mr. Stock for amounts earned during 2005 and 2006. In the event that Mr. Stock’s employment is terminated without cause, profits will be distributed according to a formula set forth in the profit participation agreement. Upon consummation of an initial public offering, the Company intends to exercise an option to purchase Mr. Stock’s interest in the theatres for a price as of December 31, 2006 of approximately $6,900 calculated pursuant to the terms of the profit participation agreement.

21. VALUATION AND QUALIFYING ACCOUNTS
     The Company’s valuation allowance for deferred tax assets for the years ended December 31, 2004 and 2005 and the period from January 1, 2006 to October 4, 2006, and the period from October 5, 2006 to December 31, 2006 were as follows:

Valuation Allowance
for Deferred
Tax Assets
Predecessor balance at December 31, 2003	$13,017
Additions	999
Deductions	(4,200)

Predecessor balance at December 31, 2004	$9,816
Additions	1,464
Deductions	(2,382)

Predecessor balance at December 31, 2005	$8,898
Additions	3,000
Deductions	(4,909)

Predecessor balance at October 4, 2006	$6,989
Additions	1,932
Deductions	(59)

Successor balance at December 31, 2006	$8,862

22. SUBSEQUENT EVENT — NATIONAL CINEMEDIA
     In March 2005, Regal and AMC formed National CineMedia, LLC, or NCM, and on July 15, 2005, the Company joined NCM, as one of the founding members along with Regal and AMC. NCM operates the largest digital in-theatre network in the U.S. for providing cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture companies in the U.S. On February 13, 2007, NCM, Inc., a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM, Inc. public offering, NCM, Inc. became a member and the sole manager of NCM, and the Company amended the operating agreement of NCM and the Exhibitor Services Agreement pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres.
     Prior to the initial public offering of NCM, Inc. common stock, the Company’s ownership interest in NCM was approximately 25% and subsequent to the completion of the offering the Company held a 14% interest in NCM. Prior to pricing the initial public offering of NCM, Inc., NCM completed a recapitalization whereby (1) each issued and outstanding Class A unit of NCM was split into 44,291 Class A units, and (2) following such split of Class A Units each issued and outstanding Class A Unit was recapitalized into one common unit and one preferred unit. As a result, the Company received 14,159,437 common units and 14,159,437 preferred units. All existing preferred units of NCM, or 55,850,951 preferred units, held by Regal, AMC and the Company were redeemed on a pro-rata basis on February 13, 2007. NCM utilized the proceeds of its new $725,000 term loan facility and a portion of the proceeds it received from NCM, Inc. from its initial public offering to redeem all of its outstanding preferred units. Each preferred unit was redeemed for $13.7782 and the Company received approximately $195,092 as payment in full for redemption of all of the Company’s preferred units in NCM. Upon payment of such amount, each preferred unit was cancelled and the holders of the preferred units ceased to have any rights with respect to the preferred units.
     NCM has also paid the Company a portion of the proceeds it received from NCM, Inc. in the initial public offering for agreeing to modify NCM’s payment obligation under the prior exhibitor services agreement. The modification agreed to by the Company reflects a shift from circuit share expense under the prior exhibitor service agreement, which obligated NCM to pay the Company a percentage of revenue, to the monthly theatre access fee described below. The theatre access fee will significantly reduce the contractual amounts paid to the Company by NCM. In exchange for the Company’s agreement to so modify the agreement, NCM paid the Company approximately $174,000 upon execution of the Exhibitor Services Agreement on February 13, 2007. Regal and AMC similarly amended their exhibitor service arrangements with NCM.
     At the closing of the initial public offering, the underwriters exercised their over-allotment option to purchase additional shares of common stock of NCM, Inc. at the initial public offering price, less underwriting discounts and commissions. In connection with the over-allotment option exercise, Regal, AMC and the Company each sold to NCM, Inc. common units of NCM on a pro-rata basis at the initial public offering price, less underwriting discounts and expenses. The Company sold 1,014,088 common units to NCM, Inc. for proceeds of $19,911, and upon completion of this sale of common units, the Company owned 13,145,239 common units of NCM or a 14% interest. In the future, the Company expects to receive mandatory quarterly distributions of excess cash from NCM.
     In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen locations within the Company’s theatres for the lobby entertainment network and lobby promotions, the Company will receive a monthly theatre access fee under the Exhibitor Services Agreement. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain enumerated reasons. The payment per theatre patron will increase by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, will increase annually by 5%, beginning after 2007. The theatre access fee paid in the aggregate to Regal, AMC and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the Exhibitor Services Agreement), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage consessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The Exhibitor Services Agreement has, except with respect to certain limited services, a term of 30 years.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
23. SUBSEQUENT EVENT- DIGITAL CINEMA IMPLEMENTATION PARTNERS
     On February 12, 2007, the Company, along with AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to explore the possibility of implementing digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the implementation and financing of digital cinema. In addition, DCIP has entered into a digital cinema services agreement with National CineMedia for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal.
24. SUBSEQUENT EVENT- LONG-TERM DEBT
     On March 6, 2007, the Company commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of its 9% senior subordinated notes, of which $332,250 aggregate principal amount remained outstanding. In connection with the tender offer, the Company solicited consents for certain proposed amendments to the indenture pursuant to which the 9% senior subordinated notes were issued. On March 20, 2007, approximately $332,000 aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by the Company for approximately $360,164, including accrued interest and premiums paid . The Company funded the repurchase with the net proceeds received from NCM in connection with the consummation of its initial public offering and the Company’s modification of certain agreements with NCM. The Company will record a loss on early retirement of debt of approximately $7,600 during the three months ended March 31, 2007, which will include the write-off of unamortized bond premiums, the write-off of unamortized debt issue costs, premiums paid and other fees associated with the repurchase.
     On March 14, 2007, Cinemark USA, Inc. amended its new senior secured credit facility to, among other things, modify the interest rate on the term loans under the new senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “Eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case the margin is a function of the corporate credit rating of the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the new senior secured credit facility in an amount equal to the amount of the net proceeds received from the NCM transaction or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans. The amendment was a condition precedent to the consummation of the tender offer for the 9% senior subordinated notes.
     On March 20, 2007, Cinemark USA, Inc. and the Bank of New York Trust Company, N.A. as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.
25. SUBSEQUENT EVENT- INITIAL PUBLIC OFFERING
     On March 16, 2007, Cinemark Holdings, Inc, the Company’s parent, filed Amendment No. 1 to its Registration Statement on Form S-1, File No, 333-140390 with the SEC in connection with its proposed initial public offering. The Company expects to use the net proceeds that it receives from the offering to repay outstanding debt and for working capital and other general corporate purposes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2006 (SUCCESSOR)
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$147,091	$8	$—	$147,099
Other current assets	59,253	1	—	59,254

Total current assets	206,344	9	—	206,353

THEATRE PROPERTIES AND EQUIPMENT — net	1,324,572	—	—	1,324,572

OTHER ASSETS	1,643,493	5,353	(8,225)	1,640,621

TOTAL ASSETS	$3,174,409	$5,362	$(8,225)	$3,171,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$14,259	$—	$—	$14,259
Current portion of capital lease obligations	3,649	—	—	3,649
Accounts payable and accrued expenses	212,914	—	—	212,914

Total current liabilities	230,822	—	—	230,822

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,897,394	—	—	1,897,394
Other long-term liabilities	337,455	—	—	337,455

Total long-term liabilities	2,234,849	—	—	2,234,849

COMMITMENTS AND CONTINGENCIES	—	—	—	—

MINORITY INTERESTS IN SUBSIDIARIES	16,613	—	—	16,613

STOCKHOLDERS’ EQUITY	692,125	5,362	(8,225)	689,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,174,409	$5,362	$(8,225)	$3,171,546

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2006 TO OCTOBER 4, 2006 (PREDECESSOR)
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated

REVENUES	$829,089	$—	$—	$829,089

COST OF OPERATIONS
Theatre operating costs	606,307	—	—	606,307
General and administrative expenses	45,958	—	—	45,958
Depreciation and amortization	60,043	—	—	60,043
Impairment of long-lived assets	5,741	—	—	5,741
Loss on sale of assets and other	2,938	—	—	2,938

Total cost of operations	720,987	—	—	720,987

OPERATING INCOME	108,102	—	—	108,102

OTHER EXPENSE	(67,291)	(1,880)	(1,167)	(70,338)

INCOME (LOSS) BEFORE INCOME TAXES	40,811	(1,880)	(1,167)	37,764

Income taxes	9,078	—	—	9,078

NET INCOME (LOSS)	$31,733	$(1,880)	$(1,167)	$28,686

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 5, 2006 TO DECEMBER 31, 2006 (SUCCESSOR)
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated

REVENUES	$391,505	$—	$—	$391,505

COST OF OPERATIONS
Theatre operating costs	279,883	—	—	279,883
General and administrative expenses	21,810	—	—	21,810
Depreciation and amortization	34,948	—	—	34,948
Impairment of long-lived assets	23,337	—	—	23,337
Loss on sale of assets and other	2,345	—	—	2,345

Total cost of operations	362,323	—	—	362,323

OPERATING INCOME	29,182	—	—	29,182

OTHER EXPENSE	(46,586)	184	—	(46,402)

INCOME (LOSS) BEFORE INCOME TAXES	(17,404)	184	—	(17,220)

Income taxes	3,111	—	—	3,111

NET INCOME (LOSS)	$(20,515)	$184	$—	$(20,331)

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2006 TO OCTOBER 4, 2006 (PREDECESSOR)
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$31,733	$(1,880)	$(1,167)	$28,686
Noncash items in net income (loss)	98,866	1,880	—	100,746
Changes in assets and liabilities	(54,659)	271	—	(54,388)

Net cash provided by operating activities	75,940	271	(1,167)	75,044

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(77,902)	—	—	(77,902)
Proceeds from sale of theatre properties and equipment	1,236	—	—	1,236
Net transactions with affiliates	(633)	271	633	271

Net cash provided by (used for) investing activities	(77,299)	271	633	(76,395)

FINANCING ACTIVITIES
Capital contribution from parent	—	633	(633)	—
Retirement of senior discount notes	(24,950)	—	—	(24,950)
Retirement of senior subordinated notes	(10,000)	—	—	(10,000)
Proceeds from long-term debt	2,273	—	—	2,273
Repayments of long-term debt	(5,009)	—	—	(5,009)
Other	(1,226)	(1,167)	1,167	(1,226)

Net cash used for financing activities	(38,912)	(534)	534	(38,912)

Effect of exchange rate changes on cash and cash equivalents	268	—	—	268

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,003)	8	—	(39,995)

CASH AND CASH EQUIVALENTS:
Beginning of period	182,199	—	—	182,199

End of period	$142,196	$8	$—	$142,204

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 5, 2006 TO DECEMBER 31, 2006 (SUCCESSOR)
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(20,515)	$184	$—	$(20,331)
Noncash items in net income (loss)	79,544	(184)	—	79,360
Changes in assets and liabilities	21,624	—	—	21,624

Net cash provided by operating activities	80,653	—	—	80,653

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(29,179)	—	—	(29,179)
Proceeds from sale of theatre properties and equipment	5,210	—	—	5,210
Acquisition of Century Theatres, Inc., net of cash acquired	(531,383)	—	—	(531,383)

Net cash used for investing activities	(555,352)	—	—	(555,352)

FINANCING ACTIVITIES
Proceeds from new senior secured credit facility	1,120,000	—	—	1,120,000
Proceeds from other long-term debt	57	—	—	57
Payoff of long-term debt assumed in Century acquisition	(360,000)	—	—	(360,000)
Payoff of former senior secured credit facility	(253,500)	—	—	(253,500)
Repayments of other long-term debt	(3,886)	—	—	(3,886)
Payments on capital leases	(839)	—	—	(839)
Debt issue costs	(22,926)	—	—	(22,926)
Other	(52)	—	—	(52)

Net cash provided by financing activities	478,854	—	—	478,854

Effect of exchange rate changes on cash and cash equivalents	740	—	—	740

INCREASE IN CASH AND CASH EQUIVALENTS	4,895	—	—	4,895

CASH AND CASH EQUIVALENTS:
Beginning of period	142,196	8	—	142,204

End of period	$147,091	$8	$—	$147,099

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

EXHIBITS
TO
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR
CINEMARK, INC.
FOR FISCAL YEAR ENDED
DECEMBER 31, 2006

EXHIBIT INDEX

Number	Exhibit Title
2.1	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.3	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

2.4	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).

4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).

E-1

Number	Exhibit Title
4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

4.3(e)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

10.3	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).

10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc.), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).

10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed on November 24, 1993).

+10.5(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(b)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.1 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(d)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(f)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.3 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).

+10.5(g)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(h)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

E-2

Number	Exhibit Title
+10.5(i)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

+10.5(j)	First Amendment to Employment Agreement, dated January 25, 2007, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.5(j) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed February 1, 2007).

10.6(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. with the SEC on October 12, 2006).

10.6(b)	Amendment to Credit Agreement effective as of March 14, 2007 among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Cinemark Inc.’s Current Report on Form 8-K, File No. 001-31372, filed on March 20, 2007).

10.6(c)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

+10.7(a)	Cinemark Holdings, Inc. 2006 Long Term Incentive Plan, dated December 22, 2006 (incorporated by reference to Exhibit 10.7(a) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed February 1, 2007).

+10.7(b)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No 333-140390, filed February 1, 2007).

10.8	Exhibitor Services Agreement, dated as of February 13, 2007, by and between Cinemark Media, Inc. and National CineMedia, LLC (incorporated by reference to Exhibit 10.8 to Cinemark Holdings, Inc.’s Amendment No. 1 to Registration Statement on Form S-1, File No 333-140390, filed March 16, 2007).

10.9	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National Cine Media, Inc. (incorporated by reference to Exhibit 10.9 to Cinemark Holdings, Inc.’s Amendment No. 1 to Registration Statement on Form S-1, File No 333-140390, filed March 16, 2007).

10.10	Fourth Supplemental Indenture dated as of March 20, 2007, between Cinemark USA, Inc., the subsidiary guarantors party thereto and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed March 26, 2007).

*12	Calculation of Earnings to Fixed Charges

*21	Subsidiaries of the registrant.

*24	Power of Attorney (included on the signature page of this Form 10-K).

*31.1	Certification of Chief Executive Officer of Cinemark, Inc., pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Cinemark, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract, compensatory plan or arrangement.

E-3