Form 10-Q
period 2007-06-30
CINEMARK INC
filed 2007-08-13
CIK 1173463

CINEMARK, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
     As of July 31, 2007, 27,896,316 shares of common stock were outstanding.

CINEMARK, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30,	December 31,
	2007	2006
	(Successor)	(Successor)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$138,268	$147,099
Inventories	6,786	6,058
Accounts receivable	32,487	31,165
Income tax receivable	—	8,946
Current deferred tax asset	4,711	4,661
Prepaid expenses and other	8,124	8,424

Total current assets	190,376	206,353

THEATRE PROPERTIES AND EQUIPMENT	1,834,667	1,736,706
Less accumulated depreciation and amortization	496,101	412,134

Theatre properties and equipment — net	1,338,566	1,324,572

OTHER ASSETS
Goodwill	1,150,291	1,205,423
Intangible assets — net	356,867	360,752
Investments in and advances to affiliates	5,889	11,354
Deferred charges and other assets — net	71,223	63,092

Total other assets	1,584,270	1,640,621

TOTAL ASSETS	$3,113,212	$3,171,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$13,954	$14,259
Current portion of capital lease obligations	3,944	3,649
Income tax payable	35,157	—
Accounts payable and accrued expenses	189,078	212,914

Total current liabilities	242,133	230,822

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,561,227	1,897,394
Capital lease obligations, less current portion	113,066	112,178
Deferred income taxes	87,219	198,320
Long-term portion FIN 48 liability	12,084	—
Deferred lease expenses	16,545	14,285
Deferred revenues and other long-term liabilities	185,627	12,672

Total long-term liabilities	1,975,768	2,234,849

COMMITMENTS AND CONTINGENCIES (see Note 20)

MINORITY INTERESTS IN SUBSIDIARIES	17,300	16,613

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value: 40,000 shares authorized and 27,896 shares issued and outstanding	28	28
Additional paid-in-capital	686,912	685,463
Retained earnings (deficit)	156,058	(7,692)
Accumulated other comprehensive income	35,013	11,463

Total stockholders’ equity	878,011	689,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,113,212	$3,171,546

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
REVENUES
Admissions	$283,117	$182,862	$527,107	$336,530
Concession	138,448	91,901	253,535	169,973
Other	18,471	20,342	37,416	34,591

Total revenues	440,036	295,105	818,058	541,094

COST OF OPERATIONS
Film rentals and advertising	159,084	100,298	287,378	179,246
Concession supplies	22,668	14,807	40,125	26,847
Salaries and wages	45,444	26,959	85,626	51,486
Facility lease expense	53,253	36,623	104,898	72,450
Utilities and other	48,219	33,337	92,412	65,457
General and administrative expenses	18,297	15,428	36,937	29,510
Termination of profit participation agreement	6,952	—	6,952	—
Depreciation and amortization	36,720	19,968	73,595	40,094
Amortization of favorable leases	625	43	1,559	86
Impairment of long-lived assets	7,036	647	56,766	923
(Gain) loss on sale of assets and other	(1,864)	815	(1,559)	1,543

Total cost of operations	396,434	248,925	784,689	467,642

OPERATING INCOME	43,602	46,180	33,369	73,452

OTHER INCOME (EXPENSE)
Interest expense	(35,301)	(22,904)	(76,798)	(45,967)
Interest income	2,266	1,580	6,049	3,474
Gain on NCM transaction	—	—	210,773	—
Gain on Fandango transaction	9,205	—	9,205	—
Foreign currency exchange gain (loss)	(57)	695	163	755
Loss on early retirement of debt	(123)	(3,315)	(7,952)	(3,315)
Distributions from NCM	1,362	—	1,362	—
Equity in loss of affiliates	(265)	(79)	(1,496)	(1,268)
Minority interests in income of subsidiaries	(606)	(885)	(895)	(1,157)

Total other income (expense)	(23,519)	(24,908)	140,411	(47,478)

INCOME BEFORE TAXES	20,083	21,272	173,780	25,974

Income taxes	(26,456)	7,349	8,937	4,881

NET INCOME	$46,539	$13,923	$164,843	$21,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended June 30,
	2007	2006
	(Successor)	(Predecessor)
OPERATING ACTIVITIES
Net income	$164,843	$21,093

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	71,566	39,047
Amortization of intangible and other assets	3,588	1,133
Amortization of long-term prepaid rents	511	582
Amortization of debt issue costs	2,363	2,056
Amortization of debt premium	(678)	(782)
Amortization of deferred revenues, deferred lease incentives, and other	(875)	(371)
Impairment of long-lived assets	56,766	923
Stock option compensation expense	1,449	1,432
Gain on NCM transaction	(210,773)	—
Gain on Fandango transaction	(9,205)
(Gain) loss on sale of assets and other	(1,559)	1,543
Write-off unamortized bond premiums and unamortized debt issue costs related to the early retirement of debt	(17,098)	1,183
Accretion of interest on senior discount notes	21,150	20,258
Deferred lease expenses	3,311	565
Deferred income tax expenses	(126,443)	(5,796)
Equity in loss of affiliates	1,496	1,268
Minority interests in income of subsidiaries	895	1,157

Changes in assets and liabilities:
Inventories	(728)	(484)
Accounts receivable	(1,322)	(7,447)
Prepaid expenses and other	300	787
Other assets	(2,144)	(4,613)
Advances with affiliates	(742)	(122)
Accounts payable and accrued expenses	(21,175)	(7,653)
Interest paid on repurchased senior discount notes	—	(5,381)
Increase in deferred revenues related to NCM transaction	174,001	—
Increase in deferred revenues related to Fandango transaction	5,000
Other long-term liabilities	(5,171)	404
Income tax receivable/payable	55,094	(9,051)

Net cash provided by operating activities	164,420	51,731

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(73,148)	(55,064)
Proceeds from sale of theatre properties and equipment	13,915	178
Net proceeds from sale of NCM stock	214,842	—
Net proceeds from sale of Fandango stock	11,347	—
Investment in joint venture — DCIP	(1,500)
Other	—	271

Net cash provided by (used for) investing activities	165,456	(54,615)

FINANCING ACTIVITIES
Retirement of senior discount notes	—	(24,950)
Retirement of senior subordinated notes	(332,066)	(10,000)
Proceeds from long-term debt	—	963
Repayments of long-term debt	(7,200)	(3,570)
Payments on capital leases	(1,760)	—
Other	(208)	(1,601)

Net cash used for financing activities	(341,234)	(39,158)

Effect of exchange rate changes on cash and cash equivalents	2,527	(776)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,831)	(42,818)
CASH AND CASH EQUIVALENTS:
Beginning of period	147,099	182,199

End of period	$138,268	$139,381

SUPPLEMENTAL INFORMATION (see Note 17)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. The Company and Basis of Presentation
     Cinemark, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2007.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc. (“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc. (“Century Acquisition”) on that date. On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2006, included in the 424(b)(1) Prospectus filed April 24, 2007 by the Company pursuant to Rule 424(b)(1) of the Securities Act of 1933, as amended. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be achieved for the full year.
     In May 2006, the Company repurchased $39.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31.7 million, including accreted interest of $5.4 million and a $1.4 million cash premium paid. In the Company’s 2006 second quarter unaudited interim consolidated statements of cash flows included as part of its Form 10-Q filing, the Company presented the payment of accreted interest as a financing activity. The Company believes this presentation to be incorrect and has properly presented the payment as an operating activity in its condensed consolidated statements of cash flows for the six months ended June 30, 2006.
2. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company beginning January 1, 2008. Adoption of this statement is not expected to have a significant impact on the Company’s condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Company beginning January 1, 2008. Adoption of this statement is not expected to have a significant impact on the Company’s condensed consolidated financial statements.
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

     The tradename, net favorable leases, and vendor contracts are presented as intangible assets on the Company’s condensed consolidated balance sheets as of December 31, 2006 and June 30, 2007. The goodwill recorded as a result of the MDP Merger is not deductible for tax purposes.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
4. Cinemark Holdings, Inc.’s Initial Public Offering
     On April 24, 2007, Cinemark Holdings, Inc., the Company’s parent, completed its initial public offering. Cinemark Holdings, Inc. sold 13,888,889 shares of its common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds (before expenses) received by Cinemark Holdings, Inc. were $249,375 and Cinemark Holdings, Inc. paid approximately $3,397 in legal, accounting and other fees, all of which are recorded in additional paid-in-capital of Cinemark Holdings, Inc. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,800,000 shares of Cinemark Holdings, Inc. common stock at a price of $17.955 ($19 per share less underwriting discounts). On May 21, 2007, the underwriters purchased an additional 269,100 shares from the selling stockholders pursuant to this option. Cinemark Holdings, Inc. did not receive any proceeds from the sale of shares by the selling stockholders. Cinemark Holdings, Inc. expects to use the net proceeds that it received from the offering to repurchase a portion of the outstanding 9 3/4% senior discount notes or repay debt outstanding under the senior secured credit facility. The 9 3/4% senior discount notes are not currently subject to repurchase at Cinemark Holdings, Inc.’s option. Accordingly, if Cinemark Holdings, Inc. is unable to repurchase the 9 3/4% senior discount notes at acceptable prices, Cinemark Holdings, Inc. will use the net proceeds to repay term loan debt outstanding under the senior secured credit facility. Cinemark Holdings, Inc. has significant flexibility in applying the net proceeds from the offering. Pending the utilization of the net proceeds, Cinemark Holdings, Inc. expects to invest the proceeds in short-term, investment-grade marketable securities or money market obligations.
5. Acquisition of Century Theatres, Inc. and Related Refinancing of Certain Long-Term Debt
     On October 5, 2006, the Company acquired Century Theatres, Inc. (“Century”), a national theatre chain headquartered in San Rafael, California with approximately 77 theatres in 12 states, for a purchase price of approximately $681,225 and the assumption of approximately $360,000 of debt of Century (“Century Acquisition”). Of the total purchase price, $150,000 consisted of the issuance of shares of Cinemark Holdings, Inc.’s common stock. The Company also incurred approximately $7,448 in transaction costs.
     The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The following table represents a preliminary allocation of purchase price to the assets acquired and liabilities assumed:

Current assets (1)	$32,635
Fixed assets (2)	548,451
Goodwill (2)	640,436
Tradename	136,000
Other long term assets	4,956
Net unfavorable leases	(9,360)
Current liabilities	(74,488)
Other long term liabilities (2)	(229,957)

Total	$1,048,673

(1)	Includes cash of $7,290.

(2)	During the six months ended June 30, 2007, the Company adjusted its preliminary purchase price allocation to fixed assets (increase of $29,398), goodwill (decrease of $18,110) and other long term liabilities (increase of $11,288) due to additional information obtained regarding the fair value of these assets and liabilities acquired.
     The tradename and net unfavorable leases are presented as intangible assets on the Company’s condensed consolidated balance sheets as of December 31, 2006 and June 30, 2007. Goodwill represents the excess of the costs of acquiring Century over amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. The goodwill recorded as a result of the Century Acquisition is not deductible for tax purposes.
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
     The Century Acquisition is reflected in the Company’s condensed consolidated statements of income for the period subsequent to the transaction date and is reported in the Company’s U.S. operating segment.
6. Investment in National CineMedia and Transaction Related to its Initial Public Offering
     In March 2005, Regal Entertainment Inc. (“Regal”) and AMC Entertainment Inc. (“AMC”) formed National CineMedia, LLC, or NCM, and on July 15, 2005, the Company joined NCM, as one of the founding members. NCM operates the largest digital in-theatre network in the U.S. for providing cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture companies in the U.S. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or NCM, Inc., a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM, Inc. initial public offering, the Company amended its operating agreement with NCM and the Exhibitor Services Agreement pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. In connection with NCM Inc.’s initial public offering and the transactions described below (the “NCM Transaction”), the Company received an aggregate of $389,003.
     Prior to pricing the initial public offering of NCM Inc., NCM completed a recapitalization whereby (1) each issued and outstanding Class A unit of NCM was split into 44,291 Class A units, and (2) following such split of Class A Units, each issued and outstanding Class A Unit was recapitalized into one common unit and one preferred unit. As a result, the Company received 14,159,437 common units and 14,159,437 preferred units. All existing preferred units of NCM, or 55,850,951 preferred units, held by Regal, AMC and the Company were redeemed on a pro-rata basis on February 13, 2007. NCM utilized the proceeds of its new $725,000 term loan facility and a portion of the proceeds it received from NCM, Inc. from its initial public offering to redeem all of its outstanding preferred units. Each preferred unit was redeemed for $13.7782 and the Company received approximately $195,092 as payment in full for redemption of all of the Company’s preferred units in NCM. Upon payment of such amount, each preferred unit was cancelled and the holders of the preferred units ceased to have any rights with respect to the preferred units.
     At the closing of the initial public offering, the underwriters exercised their over-allotment option to purchase additional shares of common stock of NCM, Inc. at the initial public offering price, less underwriting discounts and commissions. In connection with the over-allotment option exercise, Regal, AMC and the Company each sold to NCM, Inc. common units of NCM on a pro-rata basis at the initial public offering price, less underwriting discounts and expenses. The Company sold 1,014,088 common units to NCM, Inc. for proceeds of $19,910, and upon completion of this sale of common units, the Company owned 13,145,349 common units of NCM. The net proceeds of $215,002 from the above described stock transactions were applied against the Company’s existing investment basis in NCM of $4,069 until such basis was reduced to $0 with the remaining $210,933 of proceeds net of $160 of transaction related costs, recorded as a gain of $210,773 in the condensed consolidated statement of income for the six months ended June 30, 2007.
     NCM also paid the Company a portion of the proceeds it received from NCM, Inc. in the initial public offering for agreeing to modify NCM’s payment obligation under the prior Exhibitor Services Agreement. The modification agreed to by the Company reflects a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to the monthly theatre access fee described below. The theatre access fee will significantly reduce the contractual amounts paid to the Company by NCM. In exchange for the Company agreeing to so modify the agreement, NCM paid the Company approximately $174,001 upon modification of the Exhibitor Services Agreement on February 13, 2007, the proceeds of which were recorded as deferred revenue on the Company’s condensed consolidated balance sheet. The Company believes this payment approximates the fair value of the Exhibitor Services Agreement modification. The deferred revenue is being amortized into other revenues over the life of the agreement using the units of revenue method. Regal and AMC similarly amended their exhibitor service agreements with NCM.
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
     Prior to the initial public offering of NCM Inc. common stock, the Company’s ownership interest in NCM was approximately 25% and subsequent to the completion of the offering the Company held a 14% interest in NCM. Subsequent to NCM, Inc.’s initial public offering, the Company continues to account for its investment in NCM under the equity method of accounting due to its ability to exercise significant control over NCM. The Company has substantial rights as a founding member, including the right to designate a total of two nominees to the ten-member board of directors of NCM Inc., the sole manager. So long as the Company owns at least 5% of NCM’s membership interests, approval of at least 90% (80% if the board has less than 10 directors) will be required before NCM, Inc. may take certain actions including but not limited to mergers and acquisitions, issuance of common or preferred shares, approval of NCM, Inc.’s budget, incurrence of indebtedness, entering into or terminating material agreements, and modifications to its articles of incorporation or bylaws. Additionally, if any of the Company’s director designees are not appointed to the Board of Directors of NCM, Inc., nominated by NCM, Inc. or elected by NCM, Inc.’s stockholders, then the Company (so long as the Company continues to own at least 5% of NCM’s membership interest) will be entitled to approve certain actions of NCM including without limitation, approval of the budget, incurrence of indebtedness, consummating or amending material agreements, approving dividends, amending the NCM operating agreement, hiring or termination of the chief executive officer, chief financial officer, chief technology officer or chief marketing officer of NCM and the dissolution or liquidation of NCM.
     During the six months ended June 30, 2007 and 2006, the Company recorded equity losses of $1,284 and $1,299, respectively. The Company recognized $4,402 and $10,444 of other revenue from NCM during the six months ended June 30, 2007 and 2006, respectively. The Company had a receivable due from NCM of $13,386 and $121 as of December 31, 2006 and June 30, 2007, respectively, related to screen advertising and other ancillary revenue. The Company is entitled to receive mandatory quarterly distributions of excess cash from NCM. During May 2007, the Company received its first quarterly distribution of approximately $1,362, which was in excess of the carrying value of its investment in NCM and is reflected as distributions from NCM on the condensed consolidated statement of income for the three and six months ended June 30, 2007.
     As of June 30, 2007, the Company owned 13,145,349 common units of NCM. Each common unit is convertible into one share of NCM, Inc. common stock. As of June 30, 2007, the fair market value of the Company’s shares in NCM was approximately $368,201 based on a closing price of $28.01 per share of NCM, Inc. common stock on June 29, 2007.
7. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to explore the possibility of implementing digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the implementation and financing of digital cinema. DCIP has also entered into a digital cinema services agreement with NCM for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. During the six months ended June 30, 2007, the Company invested $1,500 for a one-third ownership interest in DCIP. The Company is accounting for its investment in DCIP under the equity method of accounting. During the six months ended June 30, 2007, the Company recorded an equity loss of approximately $235 relating to this investment. The Company’s investment basis in DCIP was $1,265 at June 30, 2007, which is included in investments in and advances to affiliates on the condensed consolidated balance sheet.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
8. Sale of Investment in Fandango, Inc.
     In May 2007, Fandango, Inc., an on-line ticketing distributor, executed a merger agreement, which resulted in the Company selling its investment in stock of Fandango, Inc. for approximately $14,147 of consideration (the “Fandango Transaction”). Approximately $1,535 of the consideration was held in escrow to secure certain indemnification obligations contained in the merger agreement, which is included in accounts receivable on the condensed consolidated balance sheet. The Company paid $2,800 of the cash consideration to Syufy Enterprises, LP in accordance with the terms of agreements entered into as part of the Century Acquisition. The carrying value of the Company’s investment in stock of Fandango, Inc. was $2,142. As a result of the sale of its investment, the Company recorded a gain of $9,205 in the condensed consolidated statement of income for the three and six months ended June 30, 2007.
     As part of the sale of its investment in stock of Fandango, Inc., the Company amended its exclusive ticketing and distribution agreement with Fandango, Inc. Certain sections of the agreement were modified in which the Company no longer is entitled to receive additional shares of stock in Fandango, Inc. nor share in future adjusted profits of Fandango, Inc. In exchange for the amendment, Fandango, Inc. paid the Company $5,000. The proceeds of $5,000 were recorded as deferred revenue on the Company’s condensed consolidated balance sheet and are being amortized over the term of the amended ticketing and distribution agreement.
     In accordance with the terms of its new senior secured credit facility, the Company used approximately $9,914 of the net proceeds to pay down its term loan. The payment was made on August 10, 2007 and was applied against the current portion of long-term debt.
9. Income Taxes
     On May 18, 2006, the State of Texas enacted legislation to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on its income tax expense or its deferred tax assets and liabilities.
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
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions, and the Company is routinely under audit by many different tax authorities. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2002. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 1998.
     Income tax expense of $8,937 was recorded for the six months ended June 30, 2007. The effective tax rate was 5.1% for the six months ended June 30, 2007. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate. The Company’s income tax rate for the six months ended June 30, 2007 includes the impact of the gain on the NCM transaction and the Fandango transaction as discreet items. The tax rate on the gains was 38.4%, which resulted in $84,509 of income tax expense. The tax rate without the NCM Transaction and the Fandango Transaction is 163.6% resulting in a benefit of $75,572 for the six months ended June 30, 2007. This rate is reflective of permanent differences such as goodwill impairment, which is recorded for financial statement purposes but not deductible for income tax purposes.
10. Stock Options
     During September 2004, Cinemark, Inc.’s board of directors approved the 2004 Long Term Incentive Plan (the “2004 Plan”), under which 9,097,360 shares of Class A common stock are available for issuance to selected employees, directors and consultants of the Company. The 2004 Plan provided for restricted share grants, incentive option grants and nonqualified option grants.

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
     For each 2004 and 2005 grant, the fair values of the options were estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2004		January 28, 2005
	Grant		Grant
Expected life	6.5	years	6.5	years
Expected volatility (1)		39%		44%
Risk-free interest rate		3.79%		3.93%
Dividend yield		0%		0%

(1)	Expected volatility is based on historical volatility of the common stock price of comparable public companies.
     Forfeitures were estimated based on the Company’s historical stock option activity.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. Under a share exchange agreement dated August 8, 2006, each outstanding share of Cinemark, Inc.’s common stock was exchanged for an equivalent number of shares of Cinemark Holdings, Inc. common stock. The share exchange was completed on October 5, 2006.
     In November 2006, Cinemark Holdings, Inc.’s board of directors amended the 2004 Plan to provide that no additional awards may be granted under the 2004 Plan. At that time, the board of directors of Cinemark Holdings, Inc. and the majority of its stockholders approved the Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (the “2006 Plan”) and all options to purchase shares of Cinemark, Inc.’s common stock under the 2004 Plan were exchanged for an equal number of options to purchase shares of Cinemark Holdings, Inc.’s common stock under the 2006 Plan. The 2006 Plan is substantially similar to the 2004 Plan.
     All stock option information has been adjusted to give effect to a 2.9585-for-1 stock split effected by Cinemark Holdings, Inc. on April 9, 2007.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     A summary of Plan activity and related information for the year ended December 31, 2006 and the six months ended June 30, 2007 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at 1/1/06	6,998,786	$7.63
Granted	—	$—
Exercised	(4,603)	$7.63
Forfeited	(13,590)	$7.63

Outstanding at 12/31/06	6,980,593	$7.63

Granted	—	$—
Exercised	(15,387)	$7.63
Forfeited	(65,002)	$7.63

Outstanding at 6/30/07	6,900,204	$7.63

Options exercisable at 6/30/07	4,498,973	$7.63

     The Company recorded compensation expense of $1,449 and a tax benefit of approximately $502 during the six months ended June 30, 2007 and recorded compensation expense of $1,432 and a tax benefit of approximately $502 during the six months ended June 30, 2006. As of June 30, 2007, the unrecognized compensation expense related to outstanding stock options was $5,012 and the weighted average period over which this remaining compensation expense will be recognized is approximately 1.75 years. All options outstanding at June 30, 2007 have an average remaining contractual life of approximately 7.25 years.
11. Early Retirement of Long-Term Debt
     On March 6, 2007, the Company commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of its 9% senior subordinated notes, of which $332,250 aggregate principal amount remained outstanding. In connection with the tender offer, the Company solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, approximately $332,000 aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by the Company for approximately $360,164, including accrued interest and premiums paid. The Company funded the repurchase with the net proceeds received from the NCM Transaction (see Note 6).
     On March 20, 2007, the Company and the Bank of New York Trust Company, N.A. as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions.
     On April 3, 2007, the Company repurchased an additional $66 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date. As of June 30, 2007, the Company had outstanding $184 aggregate principal amount of 9% senior subordinated notes.
     The Company recorded a loss on early retirement of debt of $7,952 during the six months ended June 30, 2007 related to the repurchases, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium.
     The loss on early retirement of debt of $3,315 recorded by the Company during the six months ended June 30, 2006 related to the repurchase of $10,000 aggregate principal amount of 9% senior subordinated notes and the repurchase of $39,775 aggregate principal amount at maturity of 9 3/4% senior discount notes in May 2006.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
12. Interest Rate Swap Agreements
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
     As of June 30, 2007, the interest rate swaps were an asset with an aggregate fair value of approximately $10,426, which has been recorded as a component of deferred charges and other assets - net with a corresponding amount of $10,426 ($6,422 net of deferred taxes) recorded as an increase in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet. The interest rate swaps exhibited no ineffectiveness during the six months ended June 30, 2007.
13. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2006	$1,056,816	$148,607	$1,205,423
Purchase price allocation adjustment for Century Acquisition (see Note 5)	(18,110)	—	(18,110)
Impairment charges	(41,322)	(3,786)	(45,108)
Foreign currency translation adjustments and other	—	8,086	8,086

Balance at June 30, 2007	$997,384	$152,907	$1,150,291

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company reviews goodwill for impairment on an annual basis at fiscal year-end or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value.
     As a result of the NCM Transaction discussed in Note 6, and more specifically the modification of the NCM Exhibitor Services Agreement with the Company, which significantly reduced the contractual amounts paid to the Company, the Company evaluated the carrying value of its goodwill as of March 31, 2007 resulting in the majority of the goodwill impairment charges reflected above in the table.
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
     Intangible assets consisted of the following:

				Foreign
				Currency
				Translation
	Balance at			Adjustments	Balance at
	December 31,			and	June 30,
	2006	Amortization	Impairment	Other	2007
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$5,138	$—	$—	$—	$5,138
Accumulated amortization	(1,139)	(213)	—	—	(1,352)

Net carrying amount	$3,999	$(213)	$—	$—	$3,786

Vendor contracts:
Gross carrying amount	$56,526	—	—	362	56,888
Accumulated amortization	(19,924)	(1,739)	—	—	(21,663)

Net carrying amount	$36,602	$(1,739)	$—	$362	$35,225

Net favorable leases:
Gross carrying amount	21,999	—	(3,700)	3,115	21,414
Accumulated amortization	(12,023)	(1,559)	—	(489)	(14,071)

Net carrying amount	$9,976	$(1,559)	$(3,700)	$2,626	$7,343

Other intangible assets:
Gross carrying amount	70	—	—	2	72
Accumulated amortization	(16)	(2)	—	—	(18)

Net carrying amount	$54	$(2)	$—	$2	$54

Total net intangible assets with finite lives	$50,631	$(3,513)	$(3,700)	$2,990	$46,408
Intangible assets with indefinite lives:
Tradename	310,118	—	—	338	310,456
Other unamortized intangible assets	3	—	—	—	3

Total intangible assets — net	$360,752	$(3,513)	$(3,700)	$3,328	$356,867

     Aggregate amortization expense of $3,588 for the six months ended June 30, 2007 consisted of $3,513 of amortization of intangible assets and $75 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2007	$4,112
For the twelve months ended December 31, 2008	6,462
For the twelve months ended December 31, 2009	5,664
For the twelve months ended December 31, 2010	5,266
For the twelve months ended December 31, 2011	4,698
Thereafter	20,206

Total	$46,408

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
14. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of undiscounted cash flows, which was eight times for the evaluation performed as of June 30, 2007. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     The Company’s long-lived asset impairment losses for the six months ended June 30, 2007 were as follows:

United States theatre properties	$7,941
International theatre properties	17

Subtotal	$7,958
Intangible assets (see Note 13)	3,700
Goodwill (see Note 13)	45,108

Impairment of long-lived assets	$56,766

     As a result of the NCM Transaction discussed in Note 6, and more specifically the modification of the NCM Exhibitor Services Agreement with the Company, which significantly reduced the contractual amounts paid to the Company, the Company evaluated the carrying value of its goodwill as of March 31, 2007 resulting in the majority of the goodwill impairment charges reflected above in the table.
15. Foreign Currency Translation
     The accumulated other comprehensive income account in stockholders’ equity of $11,463 and $35,013 at December 31, 2006 and June 30, 2007, respectively, includes the cumulative foreign currency adjustments from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.
     In 2007 and 2006, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a foreign currency translation adjustment to the accumulated other comprehensive income account recorded as an increase in, or reduction of, stockholders’ equity.
     On June 30, 2007, the exchange rate for the Brazilian real was 1.93 reais to the U.S. dollar (the exchange rate was 2.14 reais to the U.S. dollar at December 31, 2006). As a result, the effect of translating the June 30, 2007 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $15,859. At June 30, 2007, the total assets of the Company’s Brazilian subsidiaries were U.S. $184,669.
     On June 30, 2007, the exchange rate for the Mexican peso was 10.80 pesos to the U.S. dollar (the exchange rate was 10.82 pesos to the U.S. dollar at December 31, 2006). As a result, the effect of translating the June 30, 2007 Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
comprehensive income account as an increase in stockholders’ equity of $183. At June 30, 2007, the total assets of the Company’s Mexican subsidiaries were U.S. $159,555.
16. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007 (Successor)	2006 (Predecessor)	2007 (Successor)	2006 (Predecessor)

Net income	$46,539	$13,923	$164,843	$21,093
Fair value adjustments on interest rate swap agreements (see Note 12)	7,629	—	6,422	—
Foreign currency translation adjustment	15,257	(4,466)	17,127	(2,011)

Comprehensive income	$69,425	$9,457	$188,392	$19,082

17. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2007 (Successor)	2006 (Predecessor)

Cash paid for interest	$69,477	$26,196
Cash paid for income taxes, net of refunds received	$80,158	$19,567

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$(2,429)	$(2,151)
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(845)	$(2,356)
Equipment acquired under capital lease	$2,943	$—
18. Segments
     The Company identifies its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. Adjusted EBITDA, as defined below in the reconciliation table, is the primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources. The Company’s management evaluates the performance of its assets on a consolidated basis.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Revenues
U.S.	$349,043	$215,956	$655,418	$396,996
International	91,790	79,638	164,051	144,962
Eliminations	(797)	(489)	(1,411)	(864)

Total Revenues	$440,036	$295,105	$818,058	$541,094

Adjusted EBITDA
U.S.	$74,895	$51,071	$141,689	$89,389
International	20,871	17,836	34,264	29,136

Total Adjusted EBITDA	$95,766	$68,907	$175,953	$118,525

Capital Expenditures
U.S.	$28,148	$21,566	$53,045	$45,399
International	12,935	5,251	20,103	9,665

Total Capital Expenditures	$41,083	$26,817	$73,148	$55,064

     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net income	$46,539	$13,923	$164,843	$21,093
Add (deduct):
Income taxes	(26,456)	7,349	8,937	4,881
Interest expense (1)	35,301	22,904	76,798	45,967
Gain on NCM transaction	—	—	(210,773)	—
Gain on Fandango transaction	(9,205)	—	(9,205)	—
Other (income) expense	(2,577)	2,004	2,769	1,511
Termination of profit participation agreement	6,952	—	6,952	—
Depreciation and amortization	36,720	19,968	73,595	40,094
Amortization of net favorable leases	625	43	1,559	86
Impairment of long-lived assets	7,036	647	56,766	923
(Gain) loss on sale of assets and other	(1,864)	815	(1,559)	1,543
Deferred lease expenses	1,704	237	3,311	413
Amortization of long-term prepaid rents	275	301	511	582
Stock option compensation expense	716	716	1,449	1,432

Adjusted EBITDA	$95,766	$68,907	$175,953	$118,525

(1)	Includes amortization of debt issue costs.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

U.S. and Canada	$349,043	$215,956	$655,418	$396,996
Brazil	41,613	35,589	76,025	64,417
Mexico	21,209	19,770	37,888	36,295
Other foreign countries	28,968	24,279	50,138	44,250
Eliminations	(797)	(489)	(1,411)	(864)

Total	$440,036	$295,105	$818,058	$541,094

	June 30,	December 31,
Theatre Properties and Equipment-net	2007	2006

U.S. and Canada	$1,172,530	$1,169,456
Brazil	69,884	55,749
Mexico	49,864	51,272
Other foreign countries	46,288	48,095

Total	$1,338,566	$1,324,572

19. Related Party Transactions
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amended the profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock received a profit interest in two theatres once the Company recovered its capital investment in these theatres plus its borrowing costs. Upon consummation of Cinemark Holdings, Inc.’s initial public offering on April 24, 2007, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the agreement. The Company also paid payroll taxes of approximately $99 related to the payment made to terminate the amended and restated profit participation agreement. The aggregate amount paid of $6,952 is reflected within cost of operations in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2007 and the agreement with Mr. Stock has been terminated.
     The Company leases 25 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 7.7% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock as of June 30, 2007. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 27 leases, 22 have fixed minimum annual rent in an aggregate amount of approximately $23,500. Of these 22 leases with fixed minimum annual rent, 17 have a remaining lease term plus extension option(s) that exceed 30 years, four have a remaining lease term plus extension option(s) that exceed 18 years, and one has a remaining lease term of approximately three years. Three of these 22 leases have triggering events that allow the Company to convert the fixed minimum rent to a fixed percentage of gross sales as defined in the lease with the further right to terminate the lease if the theatre level cash flow drops below $0. Five of these 22 leases have triggering events that allow the Company to terminate the lease prior to expiration of the term. The five leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. Four of these percentage rent leases have remaining terms of 3 months plus automatic 12 month renewal options, and the Company has the right to terminate the lease if the theatre level cash flow drops below $0. One of these percentage rent leases has a remaining term of 15 months, and Syufy has the right to terminate this lease prior to the end of the term.
     The Company also has an office lease with Syufy for corporate office space in San Rafael, California. The lease will expire in September 2008. The lease has a fixed minimum annual rent of approximately $300.
     Prior to the completion of the Century Acquisition, Century Theatres, Inc. owned certain shares of Fandango, Inc., an on-line ticketing distributor. In connection with the Century Acquisition, the Company agreed to pay Syufy

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
the cash proceeds received by the Company in connection with any sale of such shares of Fandango, Inc. up to a maximum amount of $2,800. As discussed in Note 8, the Company sold all of its shares of Fandango, Inc. stock during May 2007 for approximately $14,147 of consideration and paid $2,800 of the cash consideration to Syufy in accordance with the Century Acquisition agreement.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $39 of management fee revenues during the six months ended June 30, 2007. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $62 of facility lease expense payable to Plitt Plaza joint venture during the six months ended June 30, 2007.
20. Commitments and Contingencies
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
21. Subsequent Event – Dividend Declaration
     On August 13, 2007, Cinemark Holdings, Inc., the Company’s parent, declared a dividend of $0.13 per common share payable to stockholders of record on September 4, 2007. The dividend will be paid on September 18, 2007.
22. Subsequent Event – Repurchase of Senior Discount Notes
     During July and August 2007, as part of six open market purchases, the Company repurchased $47,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42,758. The Company funded the transactions with proceeds from Cinemark Holdings, Inc.’s initial public offering. As a result of the transactions, the Company will record a loss on early retirement of debt of approximately $3,484, which includes premiums paid and the write-off of unamortized debt issue costs related to the repurchased notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
Results of Operations
     On October 5, 2006, we completed the Century Acquisition. Results of operations for the three months and six months ended June 30, 2006 do not reflect the inclusion of the Century theatres.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating data (in millions)	2007	2006	2007	2006

Revenues
Admissions	$283.1	$182.9	$527.1	$336.5
Concession	138.4	91.9	253.5	170.0
Other	18.5	20.3	37.4	34.6

Total revenues	$440.0	$295.1	$818.0	$541.1

Theatre operating costs (1)
Film rentals and advertising	$159.1	$100.3	$287.4	$179.2
Concession supplies	22.7	14.8	40.1	26.8
Salaries and wages	45.4	27.0	85.6	51.5
Facility lease expense	53.3	36.6	104.9	72.5
Utilities and other	48.2	33.3	92.4	65.5

Total theatre operating costs	$328.7	$212.0	$610.4	$395.5

Operating data as a percentage of revenues (2)
Revenues
Admissions	64.3%	62.0%	64.4%	62.2%
Concession	31.5%	31.1%	31.0%	31.4%
Other	4.2%	6.9%	4.6%	6.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Theatre operating costs (1) (2)
Film rentals and advertising	56.2%	54.8%	54.5%	53.3%
Concession supplies	16.4%	16.1%	15.8%	15.8%
Salaries and wages	10.3%	9.1%	10.5%	9.5%
Facility lease expense	12.1%	12.4%	12.8%	13.4%
Utilities and other	11.0%	11.3%	11.3%	12.1%
Total theatre operating costs	74.7%	71.8%	74.6%	73.1%

Average screen count (month end average)	4,521	3,383	4,504	3,360

Revenues per average screen (in dollars)	$97,326	$87,225	$181,612	$161,026

(1)	Excludes depreciation and amortization expense.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2007 and 2006
     Revenues. Total revenues increased $144.9 million to $440.0 million for the three months ended June 30, 2007 (“second quarter of 2007”) from $295.1 million for the three months ended June 30, 2006 (“second quarter of 2006”), a 49.1% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Admissions revenues (in millions)	$225.2	$131.4	71.4%	$57.9	$51.5	12.4%	$283.1	$182.9	54.8%
Concession revenues (in millions)	$112.7	$70.3	60.3%	$25.7	$21.6	19.0%	$138.4	$91.9	50.6%
Other revenues (in millions) (1)	$10.3	$13.8	(25.4)%	$8.2	$6.5	26.2%	$18.5	$20.3	(8.9)%
Total revenues (in millions) (1)	$348.2	$215.5	61.6%	$91.8	$79.6	15.3%	$440.0	$295.1	49.1%
Attendance (in millions)	38.9	28.3	37.5%	16.8	16.6	1.2%	55.7	44.9	24.1%
Revenues per screen (in dollars) (1)	$97,870	$87,659	11.6%	$95,317	$86,072	10.7%	$97,326	$87,225	11.6%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $100.2 million was attributable to a 24.1% increase in attendance from 44.9 million patrons for the second quarter of 2006 to 55.7 million patrons for the second quarter of 2007, which contributed $49.6 million, and a 25.1% increase in average ticket price from $4.07 for the second quarter of 2006 to $5.09 for the second quarter of 2007, which contributed $50.6 million. The increase in concession revenues of $46.5 million was attributable to the 24.1% increase in attendance, which contributed $26.5 million, and a 21.5% increase in concession revenues per patron from $2.05 for the second quarter of 2006 to $2.49 for the second quarter of 2007, which contributed $20.0 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were primarily a result of the 77 Century theatres acquired during the fourth quarter of 2006. The $1.8 million, or 8.9% decrease in other revenues was primarily attributable to reduced screen advertising revenues which resulted from the NCM transaction and related Exhibitor Services Agreement amendment.

•	U.S. The increase in admissions revenues of $93.8 million was attributable to a 37.5% increase in attendance from 28.3 million patrons for the second quarter of 2006 to 38.9 million patrons for the second quarter of 2007, which contributed $49.2 million, and a 24.8% increase in average ticket price from $4.64 for the second quarter of 2006 to $5.79 for the second quarter of 2007, which contributed $44.6 million. The increase in concession revenues of $42.4 million was attributable to the 37.5% increase in attendance, which contributed $26.4 million, and a 16.5% increase in concession revenues per patron from $2.49 for the second quarter of 2006 to $2.90 for the second quarter of 2007, which contributed $16.0 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were primarily a result of the 77 Century theatres acquired. The $3.5 million, or 25.4% decrease in other revenues was primarily attributable to reduced screen advertising revenues which resulted from the NCM transaction and related Exhibitor Services Agreement amendment.

•	International. The increase in admissions revenues of $6.4 million was attributable to an 11.6% increase in average ticket price from $3.10 for the second quarter of 2006 to $3.46 for the second quarter of 2007, which contributed $6.0 million, and a 1.2% increase in attendance, which contributed $0.4 million. The increase in concession revenues of $4.1 million was attributable to an 18.5% increase in concession revenues per patron from $1.30 for the second quarter of 2006 to $1.54 for the second quarter of 2007, which contributed $4.0 million, and a 1.2% increase in attendance, which contributed $0.1 million. The increases in average ticket price and concession revenues per patron were primarily due to price increases and exchange rates. The increase in attendance was primarily due to new theatre openings.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $328.7 million, or 74.7% of revenues, for the second quarter of 2007 compared to $212.0 million, or 71.8% of revenues, for the second quarter of 2006. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
Film rentals and advertising	$129.7	$73.9	$29.4	$26.4	$159.1	$100.3
Concession supplies	16.3	9.2	6.4	5.6	22.7	14.8
Salaries and wages	38.6	21.3	6.8	5.7	45.4	27.0
Facility lease expense	40.3	25.5	13.0	11.1	53.3	36.6
Utilities and other	36.3	24.2	11.9	9.1	48.2	33.3

Total theatre operating costs	$261.2	$154.1	$67.5	$57.9	$328.7	$212.0

•	Consolidated. Film rentals and advertising costs were $159.1 million, or 56.2% of admissions revenues, for the second quarter of 2007 compared to $100.3 million, or 54.8% of admissions revenues, for the second quarter of 2006. The increase in film rentals and advertising costs of $58.8 million is due to a $100.2 million increase in admissions revenues, and an increase in our film rentals and advertising rate. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain blockbuster films released during the second quarter of 2007, three of which grossed over $100 million domestically during their opening weekends. Concession supplies expense was $22.7 million, or 16.4% of concession revenues, for the second quarter of 2007, compared to $14.8 million, or 16.1% of concession revenues, for the second quarter of 2006. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $45.4 million for the second quarter of 2007 from $27.0 million for the second quarter of 2006. Facility lease expense increased to $53.3 million for the second quarter of 2007 from $36.6 million for the second quarter of 2006. Utilities and other costs increased to $48.2 million for the second quarter of 2007 from $33.3 million for the second quarter of 2006. Increases in salaries and wages, facility lease expense and utilities and other costs were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in certain U.S. states in which we operate.

•	U.S. Film rentals and advertising costs were $129.7 million, or 57.6% of admissions revenues, for the second quarter of 2007 compared to $73.9 million, or 56.2% of admissions revenues, for the second quarter of 2006. The increase in film rentals and advertising costs of $55.8 million is due to a $93.8 million increase in admissions revenues, and an increase in our film rentals and advertising rate. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain blockbuster films released during the second quarter of 2007, three of which grossed over $100 million domestically during their opening weekends. Concession supplies expense was $16.3 million, or 14.5% of concession revenues, for the second quarter of 2007 compared to $9.2 million, or 13.1% of concession revenues, for the second quarter of 2006. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $38.6 million for the second quarter of 2007 from $21.3 million for the second quarter of 2006. Facility lease expense increased to $40.3 million for the second quarter of 2007 from $25.5 million for the second quarter of 2006. Utilities and other costs increased to $36.3 million for the second quarter of 2007 from $24.2 million for the second quarter of 2006. Increases in salaries and wages, facility lease expense and utilities and other costs, were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in certain U.S. states in which we operate.

•	International. Film rentals and advertising costs were $29.4 million, or 50.8% of admissions revenues, for the second quarter of 2007 compared to $26.4 million, or 51.3% of admissions revenues, for the second quarter of 2006. The increase in film rentals and advertising costs is primarily due to increased admissions revenues. Concession supplies expense was $6.4 million, or 24.9% of concession revenues, for the second quarter of 2007 compared to $5.6 million, or 25.9% of concession revenues, for the second quarter of 2006. The increase in concession supplies expense was primarily due to increased concession revenues.

Salaries and wages increased to $6.8 million for the second quarter of 2007 from $5.7 million for the second quarter of 2006 primarily due to new theatre openings. Facility lease expense increased to $13.0 million for the second quarter of 2007 from $11.1 million for the second quarter of 2006 primarily due to new theatre openings. Utilities and other costs increased to $11.9 million for the second quarter of 2007 from $9.1 million for the second quarter of 2006 primarily due to new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $18.3 million for the second quarter of 2007 from $15.4 million for the second quarter of 2006. The increase was primarily due to increased salaries, consulting fees, and increased service charges related to credit card activity, all of which increased, in part, as a result of the Century Acquisition.
     Termination of Profit Participation Agreement. Upon consummation of our initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6.9 million pursuant to the terms of the agreement. In addition, the Company incurred $0.1 million of payroll taxes related to the termination. See Note 19 to our condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, increased to $37.3 million for the second quarter of 2007 from $20.0 million for the second quarter of 2006 primarily due to the 77 Century theatres acquired.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $7.0 million for the second quarter of 2007 compared to $0.6 million during the second quarter of 2006. Impairment charges for the second quarter of 2007 consisted of $1.6 million of theatre properties, $4.3 million of goodwill associated with theatre properties and $1.1 million of intangible assets associated with theatre properties. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 13 and 14 to our condensed consolidated financial statements.
     (Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $1.9 million during the second quarter of 2007 compared to a loss of $0.8 million during the second quarter of 2006. The gain recorded during the second quarter of 2007 was primarily due to a gain recorded on the sale of two U.S. theatres.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $35.3 million for the second quarter of 2007 compared to $22.9 million for the second quarter of 2006. The increase was primarily due to the increased long-term debt related to the financing of the Century Acquisition during the fourth quarter of 2006.
     Gain on Fandango transaction. We recorded a gain of $9.2 million as a result of the sale of our investment in stock of Fandango, Inc. See Note 8 to our condensed consolidated financial statements.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $3.3 million during the second quarter of 2006 related to the repurchase of $10 million aggregate principal amount of our 9% senior subordinated notes and $39.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 11 to our condensed consolidated financial statements.

     Distributions from NCM. We recorded distributions received from NCM of $1.4 million during the second quarter of 2007 as a result of the mandatory quarterly distribution required under our agreements with NCM. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. We recorded an income tax benefit of $26.5 million for the second quarter of 2007 compared to income tax expense of $7.3 million recorded for the second quarter of 2006. Income tax provisions for interim (quarterly) period are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. See Note 9 to our condensed consolidated financial statements.
Six months ended June 30, 2007 and 2006
     Revenues. Total revenues increased $276.9 million to $818.0 million for the six months ended June 30, 2007 (“the 2007 period”) from $541.1 million for the six months ended June 30, 2006 (“the 2006 period”), a 51.2% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Admissions revenues (in millions)	$422.7	$242.4	74.4%	$104.4	$94.1	10.9%	$527.1	$336.5	56.6%
Concession revenues (in millions)	$208.2	$130.7	59.3%	$45.3	$39.3	15.3%	$253.5	$170.0	49.1%
Other revenues (in millions) (1)	$23.1	$23.0	0.4%	$14.3	$11.6	23.3%	$37.4	$34.6	8.1%
Total revenues (in millions) (1)	$654.0	$396.1	65.1%	$164.0	$145.0	13.1%	$818.0	$541.1	51.2%
Attendance (in millions)	73.9	52.9	39.7%	31.0	30.5	1.6%	104.9	83.4	25.8%
Revenues per screen (in dollars) (1)	$184,569	$162,302	13.7%	$170,709	$157,641	8.3%	$181,612	$161,026	12.8%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $190.6 million was attributable to a 25.8% increase in attendance from 83.4 million patrons for the 2006 period to 104.9 million patrons for the 2007 period, which contributed $97.4 million, and a 24.8% increase in average ticket price from $4.03 for the 2006 period to $5.03 for the 2007 period, which contributed $93.2 million. The increase in concession revenues of $83.5 million was attributable to the 25.8% increase in attendance, which contributed $52.4 million, and an 18.6% increase in concession revenues per patron from $2.04 for the 2006 period to $2.42 for the 2007 period, which contributed $31.1 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were primarily due to the 77 Century theatres acquired during the fourth quarter of 2006. The 8.1% increase in other revenues was primarily attributable to incremental screen advertising revenues resulting from the 77 Century theatres acquired.

•	U.S. The increase in admissions revenues of $180.3 million was attributable to a 39.7% increase in attendance from 52.9 million patrons for the 2006 period to 73.9 million patrons for the 2007 period, which contributed $95.8 million, and a 24.9% increase in average ticket price from $4.58 for the 2006 period to $5.72 for the 2007 period, which contributed $84.5 million. The increase in concession revenues of $77.5 million was attributable to the 39.7% increase in attendance, which contributed $51.7 million, and a 14.2% increase in concession revenues per patron from $2.47 for the 2006 period to $2.82 for the 2007 period, which contributed $25.8 million. The increase in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were primarily a result of the 77 Century theatres acquired.

•	International. The increase in admissions revenues of $10.3 million was attributable to a 9.1% increase in average ticket price from $3.09 for the 2006 period to $3.37 for the 2007 period, which contributed $8.7 million, and a 1.6% increase in attendance, which contributed $1.6 million. The increase in concession revenues of $6.0 million was attributable to a 13.2% increase in concession revenues per patron from $1.29 for the 2006 period to $1.46 for the 2007 period, which contributed $5.3 million, and a 1.6% increase in attendance, which contributed $0.7 million. The increases in average ticket price and concession revenues per patron were primarily due to price increases and exchange rates. The increase in attendance was primarily due to new theatre openings.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $610.4 million, or 74.6% of revenues, for the 2007 period compared to $395.5 million, or 73.1% of revenues, for the 2006 period. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
Film rentals and advertising	$235.2	$132.1	$52.2	$47.1	$287.4	$179.2
Concession supplies	28.7	16.8	11.4	10.0	40.1	26.8
Salaries and wages	73.0	40.5	12.6	11.0	85.6	51.5
Facility lease expense	80.2	50.6	24.7	21.9	104.9	72.5
Utilities and other	70.6	47.2	21.8	18.3	92.4	65.5

Total theatre operating costs	$487.7	$287.2	$122.7	$108.3	$610.4	$395.5

•	Consolidated. Film rentals and advertising costs were $287.4 million, or 54.5% of admissions revenues, for the 2007 period compared to $179.2 million, or 53.3% of admissions revenues, for the 2006 period. The increase in film rentals and advertising costs of $108.2 million is due to a $190.6 million increase in admissions revenues and an increase in our film rentals and advertising rate. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain films in the 2007 period compared with the 2006 period. Concession supplies expense was $40.1 million, or 15.8% of concession revenues, for the 2007 period, compared to $26.8 million, or 15.8% of concession revenues, for the 2006 period. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $85.6 million for the 2007 period from $51.5 million for the 2006 period. Facility lease expense increased to $104.9 million for the 2007 period from $72.5 million for the 2006 period. Utilities and other costs increased to $92.4 million for the 2007 period from $65.5 million for the 2006 period. Increases in salaries and wages, facility lease expense and utilities and other costs were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in certain U.S. states in which we operate.

•	U.S. Film rentals and advertising costs were $235.2 million, or 55.6% of admissions revenues, for the 2007 period compared to $132.1 million, or 54.5% of admissions revenues, for the 2006 period. The increase in film rentals and advertising costs of $103.1 million is due to a $180.3 million increase in admissions revenues, and an increase in our film rentals and advertising rate. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain films in the 2007 period compared with the 2006 period. Concession supplies expense was $28.7 million, or 13.8% of concession revenues, for the 2007 period compared to $16.8 million, or 12.9% of concession revenues, for the 2006 period. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $73.0 million for the 2007 period from $40.5 million for the 2006 period. Facility lease expense increased to $80.2 million for the 2007 period from $50.6 million for the 2006 period. Utilities and other costs increased to $70.6 million for the 2007 period from $47.2 million for the 2006 period. Increases in salaries and wages, facility lease expense and utilities and other costs were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in certain U.S. states in which we operate.

•	International. Film rentals and advertising costs were $52.2 million, or 50.0% of admissions revenues, for the 2007 period compared to $47.1 million, or 50.1% of admissions revenues, for the 2006 period. The increase in film rentals and advertising costs is primarily due to increased admissions revenues. Concession supplies expense was $11.4 million, or 25.2% of concession revenues, for the 2007 period compared to $10.0 million, or 25.4% of concession revenues, for the 2006 period. The increase in concession supplies expense is primarily due to increased concession revenues.

Salaries and wages increased to $12.6 million for the 2007 period from $11.0 million for the 2006 period primarily due to new theatre openings. Facility lease expense increased to $24.7 million for the 2007 period from $21.9 million for the 2006 period primarily due to new theatre openings. Utilities and other costs increased to $21.8 million for the 2007 period from $18.2 million for the 2006 period primarily due to new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $36.9 million for the 2007 period from $29.5 million for the 2006 period. The increase was primarily due to increased salaries, consulting fees, and increased service charges related to credit card activity, all of which increased, in part, as a result of the Century Acquisition.
     Termination of Profit Participation Agreement. Upon consummation of our initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6.9 million pursuant to the terms of the agreement. In addition, the Company incurred $0.1 million of payroll taxes related to the termination. See Note 19 to our condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $75.2 million for the 2007 period compared to $40.2 million for the 2006 period primarily due to the 77 Century theatres acquired.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $56.8 million for the 2007 period compared to $0.9 million during the 2006 period. Impairment charges for the 2007 period consisted of $8.0 million of theatre properties, $45.1 million of goodwill associated with theatre properties and $3.7 million of intangible assets associated with theatre properties. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 6, 13 and 14 to our condensed consolidated financial statements. See also discussion of gain on NCM Transaction.
     (Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $1.6 million during the 2007 period compared to a loss of $1.5 million during the 2006 period. The gain for the 2007 period was primarily due to a gain recorded on the sale of two U.S. theatres.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $76.8 million for the 2007 period compared to $46.0 million for the 2006 period. The increase was primarily due to the increased long-term debt related to the financing of the Century Acquisition during the fourth quarter of 2006.
     Gain on NCM transaction. We recorded a gain of $210.8 million on the sale of a portion of our equity investment in NCM in conjunction with the initial public offering of NCM, Inc. during the 2007 period. Our ownership interest in NCM was reduced from approximately 25% to approximately 14% as part of this sale of stock in the offering. See Note 6 to our condensed consolidated financial statements.
     Gain on Fandango transaction. We recorded a gain of $9.2 million as a result of the sale of our investment in stock of Fandango, Inc. See Note 8 to our condensed consolidated financial statements.

     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $8.0 million during the 2007 period, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium, associated with the repurchase of a total of $332.1 million aggregate principal amount of our 9% senior subordinated notes during March and April 2007. We recorded a loss on early retirement of debt of approximately $3.3 million during the 2006 period related to the repurchase of $10 million aggregate principal amount of our 9% senior subordinated notes and $39.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 11 to our condensed consolidated financial statements.
     Distributions from NCM. We recorded distributions received from NCM of $1.4 million during the 2007 period as a result of the mandatory quarterly distribution required under our agreements with NCM. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. We recorded income tax expense of $8.9 million for the 2007 period compared to $4.9 million recorded for the 2006 period. The effective tax rate was 5.1% for the 2007 period and 18.8% for the 2006 period. See Note 9 to our condensed consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.
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
Item 5. Other Information

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2007
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$123,177	$15,091	$—	$138,268
Other current assets	53,446	(1,338)	—	52,108

Total current assets	176,623	13,753	—	190,376

THEATRE PROPERTIES AND EQUIPMENT — net	1,338,566	—	—	1,338,566

OTHER ASSETS	1,591,230	1,265	(8,225)	1,584,270

TOTAL ASSETS	$3,106,419	$15,018	$(8,225)	$3,113,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$13,954	$—	$—	$13,954
Current portion of capital lease obligations	3,944	—	—	3,944
Income tax payable	35,436	(279)	—	35,157
Accounts payable and accrued expenses	189,078	—	—	189,078

Total current liabilities	242,412	(279)	—	242,133

LONG-TERM LIABILITIES
Long-term debt, excluding current portion	1,561,227	—	—	1,561,227
Other long-term liabilities	510,457	—	(95,916)	414,541

Total long-term liabilities	2,071,684	—	(95,916)	1,975,768

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARIES	17,300	—	—	17,300

STOCKHOLDERS’ EQUITY	775,023	15,297	87,691	878,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,106,419	$15,018	$(8,225)	$3,113,212

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2007
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$818,058	$—	$—	$818,058

COST OF OPERATIONS
Theatre operating costs	610,439	—	—	610,439
General and administrative expenses and other	43,871	18	—	43,889
Depreciation and amortization	75,154	—	—	75,154
Impairment of long-lived assets	56,766	—	—	56,766
Gain on sale of assets and other	(1,559)	—	—	(1,559)

Total cost of operations	784,671	18	—	784,689

OPERATING INCOME (LOSS)	33,387	(18)	—	33,369

OTHER INCOME	48,524	211,887	(120,000)	140,411

INCOME BEFORE TAXES	81,911	211,869	(120,000)	173,780

Income taxes	22,918	81,935	(95,916)	8,937

NET INCOME	$58,993	$129,934	$(24,084)	$164,843

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$58,993	$129,934	$(24,084)	$164,843
Noncash items in net income	101,635	(209,255)	(95,916)	(203,536)
Changes in assets and liabilities	202,051	1,062	—	203,113

Net cash provided by (used for) operating activities	362,679	(78,259)	(120,000)	164,420

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(73,148)	—	—	(73,148)
Proceeds from sale of theatre properties and equipment	13,915	—	—	13,915
Net proceeds from sale of NCM stock	—	214,842	—	214,842
Net proceeds from sale of Fandango stock	11,347	—	—	11,347
Investment in joint venture — DCIP	—	(1,500)	—	(1,500)

Net cash provided by (used for) investing activities	(47,886)	213,342	—	165,456

FINANCING ACTIVITIES
Retirement of senior subordinated notes	(332,066)	—	—	(332,066)
Repayments of long-term debt	(7,200)	—	—	(7,200)
Dividends paid to parent	—	(120,000)	120,000	—
Other	(1,968)	—	—	(1,968)

Net cash used for financing activities	(341,234)	(120,000)	120,000	(341,234)

Effect of exchange rate changes on cash and cash equivalents	2,527	—	—	2,527

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,914)	15,083	—	(8,831)

Beginning of period	147,091	8	—	147,099

End of period	$123,177	$15,091	$—	$138,268

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

Item 6. Exhibits

Number	Exhibit Title
2.1	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.3	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

2.4	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).

4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).

4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

4.3(e)	Fourth Supplemental Indenture, dated March 20, 2007, among Cinemark USA, Inc. and the subsidiaries of Cinemark USA, Inc. named therein, and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on March 26, 2007).

4.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

*31.1	Certification of Chief Executive Officer of Cinemark, Inc., pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Number	Exhibit Title
*32.1	Certification of Chief Executive Officer of Cinemark, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2007	CINEMARK, INC. Registrant
/s/ Alan W. Stock
Alan W. Stock
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
2.1	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.3	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

2.4	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).

4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).

4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

4.3(e)	Fourth Supplemental Indenture, dated March 20, 2007, among Cinemark USA, Inc. and the subsidiaries of Cinemark USA, Inc. named therein, and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on March 26, 2007).

4.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

*31.1	Certification of Chief Executive Officer of Cinemark, Inc., pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Number	Exhibit Title
*32.1	Certification of Chief Executive Officer of Cinemark, Inc. pursuant to Section 906 of the Sarbanes Oxley of 2002.

*32.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant to Section 906 of the Sarbanes Oxley of 2002.

*	filed herewith