Form 10-Q
period 2007-09-30
CINEMARK INC
filed 2007-11-13
CIK 1173463

CINEMARK, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(A) AND (B) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, 27,896,316 shares of common stock were outstanding.

CINEMARK, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	September 30,	December 31,
	2007	2006
	(Successor)	(Successor)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$160,422	$147,099
Inventories	6,539	6,058
Accounts receivable	34,010	31,165
Income tax receivable	—	8,946
Current deferred tax asset	4,762	4,661
Prepaid expenses and other	9,328	8,424

Total current assets	215,061	206,353

THEATRE PROPERTIES AND EQUIPMENT	1,868,937	1,736,706
Less accumulated depreciation and amortization	536,622	412,134

Theatre properties and equipment — net	1,332,315	1,324,572

OTHER ASSETS
Goodwill	1,152,199	1,205,423
Intangible assets — net	355,155	360,752
Investments in and advances to affiliates	5,260	11,354
Deferred charges and other assets — net	57,923	63,092

Total other assets	1,570,537	1,640,621

TOTAL ASSETS	$3,117,913	$3,171,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,692	$14,259
Current portion of capital lease obligations	4,054	3,649
Income tax payable	19,321	—
Accounts payable and accrued expenses	157,943	212,914

Total current liabilities	188,010	230,822

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,527,944	1,897,394
Capital lease obligations, less current portion	112,011	112,178
Deferred income taxes	135,200	198,320
Long-term portion FIN 48 liability	12,084	—
Deferred lease expenses	17,841	14,285
Deferred revenues — NCM	173,069	—
Deferred revenues and other long-term liabilities	16,571	12,672

Total long-term liabilities	1,994,720	2,234,849

COMMITMENTS AND CONTINGENCIES (see Note 20)

MINORITY INTERESTS IN SUBSIDIARIES	18,111	16,613

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value: 40,000 shares authorized and 27,896 shares issued and outstanding	28	28
Additional paid-in-capital	752,236	685,463
Retained earnings (deficit)	130,972	(7,692)
Accumulated other comprehensive income	33,836	11,463

Total stockholders’ equity	917,072	689,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,117,913	$3,171,546

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
REVENUES
Admissions	$307,951	$177,653	$835,058	$514,183
Concession	144,330	90,250	397,865	260,223
Other	19,218	20,092	56,634	54,683

Total revenues	471,499	287,995	1,289,557	829,089

COST OF OPERATIONS
Film rentals and advertising	166,822	95,759	454,200	275,005
Concession supplies	22,546	15,016	62,671	41,863
Salaries and wages	45,691	27,516	131,317	79,002
Facility lease expense	54,943	37,063	159,841	109,513
Utilities and other	51,597	35,467	144,009	100,924
General and administrative expenses	20,499	16,448	57,436	45,958
Termination of profit participation agreement	—	—	6,952	—
Depreciation and amortization	37,606	19,819	111,201	59,913
Amortization of favorable leases	667	44	2,226	130
Impairment of long-lived assets	3,624	4,818	60,390	5,741
(Gain) loss on sale of assets and other	942	1,395	(617)	2,938

Total cost of operations	404,937	253,345	1,189,626	720,987

OPERATING INCOME	66,562	34,650	99,931	108,102

OTHER INCOME (EXPENSE)
Interest expense	(34,968)	(23,224)	(111,766)	(69,191)
Interest income	2,777	2,089	8,826	5,563
Gain on NCM transaction	—	—	210,773	—
Gain on Fandango transaction	—	—	9,205	—
Foreign currency exchange gain (loss)	205	(661)	368	94
Loss on early retirement of debt	(3,584)	—	(11,536)	(3,315)
Distributions from NCM	4,392	—	5,754	—
Equity in loss of affiliates	(335)	(431)	(1,831)	(1,699)
Minority interests in income of subsidiaries	(1,132)	(633)	(2,027)	(1,790)

Total other income (expense)	(32,645)	(22,860)	107,766	(70,338)

INCOME BEFORE TAXES	33,917	11,790	207,697	37,764

Income taxes	59,003	4,197	67,940	9,078

NET INCOME (LOSS)	$(25,086)	$7,593	$139,757	$28,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended September 30,
	2007	2006
	(Successor)	(Predecessor)
OPERATING ACTIVITIES
Net income	$139,757	$28,686

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	108,122	58,564
Amortization of intangible and other assets	5,305	1,479
Amortization of long-term prepaid rents	826	816
Amortization of debt issue costs	3,543	3,082
Amortization of debt premium	(678)	(1,173)
Amortization of deferred revenues, deferred lease incentives and other	(1,649)	(582)
Impairment of long-lived assets	60,390	5,741
Stock option compensation expense	2,165	2,148
Gain on NCM transaction	(210,773)	—
Gain on Fandango transaction	(9,205)	—
(Gain) loss on sale of assets and other	(617)	2,938
Write-off unamortized bond premiums and unamortized debt issue costs related to the early retirement of debt	(16,109)	1,183
Accretion of interest on senior discount notes	31,467	30,222
Deferred lease expenses	4,606	724
Deferred income tax expenses	(73,226)	(7,986)
Equity in loss of affiliates	1,831	1,800
Minority interests in income of subsidiaries	2,027	1,790

Changes in assets and liabilities:
Inventories	(481)	274
Accounts receivable	(2,845)	(9,174)
Prepaid expenses and other	(904)	(1,443)
Other assets	(962)	(8,394)
Advances with affiliates	(824)	(189)
Accounts payable and accrued expenses	(46,374)	(20,993)
Interest paid on repurchased senior discount notes	(10,932)	(5,381)
Increase in deferred revenues related to NCM transaction	174,001	—
Increase in deferred revenues related to Fandango transaction	5,000	—
Other long-term liabilities	(3,730)	484
Income tax receivable/payable	61,109	(9,572)

Net cash provided by operating activities	220,840	75,044

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(110,049)	(77,902)
Proceeds from sale of theatre properties and equipment	14,004	1,236
Net proceeds from sale of NCM stock	214,842	—
Net proceeds from sale of Fandango stock	11,347	—
Investment in joint venture — DCIP	(1,500)	—
Other	—	271

Net cash provided by (used for) investing activities	128,644	(76,395)

FINANCING ACTIVITIES
Capital contributions from parent	42,757	—
Retirement of senior discount notes	(29,331)	(24,950)
Retirement of senior subordinated notes	(332,066)	(10,000)
Proceeds from long-term debt	—	2,273
Repayments of long-term debt	(17,936)	(5,009)
Payments on capital leases	(2,705)	—
Other	(529)	(1,226)

Net cash used for financing activities	(339,810)	(38,912)

Effect of exchange rate changes on cash and cash equivalents	3,649	268

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,323	(39,995)
CASH AND CASH EQUIVALENTS:
Beginning of period	147,099	182,199

End of period	$160,422	$142,204

SUPPLEMENTAL INFORMATION (see Note 17)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. The Company and Basis of Presentation
     Cinemark, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed theatres in the U.S., Brazil, and Colombia during the nine months ended September 30, 2007.
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
     Due to a change in reporting entity that occurred as a result of the Cinemark Share Exchange, Cinemark Holdings, Inc.’s accounting basis was pushed down to the Company effective on the date of the Cinemark Share Exchange, October 5, 2006. The accompanying condensed consolidated statements of operations and cash flows present the results of the Company’s operations and cash flows for the periods preceding the Cinemark Share Exchange as Predecessor and the periods subsequent to the Cinemark Share Exchange as Successor. See Note 3.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2006, included in the annual report filed March 28, 2007, on Form 10-K by the Company under the Securities Exchange Act of 1934, as amended. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be achieved for the full year.
     In May 2006, the Company repurchased $39.8 million aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31.7 million, including accreted interest of $5.4 million and a $1.4 million cash premium paid. In the Company’s 2006 third quarter unaudited interim consolidated statements of cash flows included as part of its Form 10-Q filing, the Company presented the payment of accreted interest as a financing activity. The Company believes this presentation to be incorrect and has properly presented the payment as an operating activity in its condensed consolidated statements of cash flows for the nine months ended September 30, 2006 as presented in this report.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Company beginning January 1, 2008. Adoption of this statement is not expected to have a significant impact on the Company’s condensed consolidated financial statements.
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

     The tradename, net favorable leases, and vendor contracts are presented as intangible assets on the Company’s condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007. The goodwill recorded as a result of the MDP Merger is not deductible for tax purposes.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
4. Cinemark Holdings, Inc.’s Initial Public Offering
     On April 24, 2007, Cinemark Holdings, Inc., the Company’s parent, completed its initial public offering. Cinemark Holdings, Inc. sold 13,888,889 shares of its common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds (before expenses) received by Cinemark Holdings, Inc. were $249,375 and Cinemark Holdings, Inc. paid approximately $3,526 in legal, accounting and other fees. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,800,000 shares of Cinemark Holdings, Inc.’s common stock at a price of $17.955 ($19 per share less underwriting discounts). On May 21, 2007, the underwriters purchased an additional 269,100 shares from the selling stockholders pursuant to this option. Cinemark Holdings, Inc. did not receive any proceeds from the sale of shares by the selling stockholders. Cinemark Holdings, Inc. has utilized a portion of the net proceeds that it received from the offering to repurchase a portion of the Company’s outstanding 9 3/4% senior discount notes. See Note 11. Cinemark Holdings, Inc. expects to continue to use the net proceeds to repurchase a portion of the remaining 9 3/4% senior discount notes or repay debt outstanding under the senior secured credit facility. The 9 3/4% senior discount notes are not currently subject to repurchase at Cinemark Holdings, Inc.’s option. Accordingly, if Cinemark Holdings, Inc. is unable to repurchase the 9 3/4% senior discount notes at acceptable prices, Cinemark Holdings, Inc. expects to use a portion of the remaining net proceeds to repay term loan debt outstanding under the senior secured credit facility. Cinemark Holdings, Inc. has significant flexibility in applying the net proceeds from the initial public offering. Cinemark Holdings, Inc. has invested the remaining net proceeds in short-term, investment-grade marketable securities or money market obligations.
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
     The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The following table represents an allocation of purchase price to the assets acquired and liabilities assumed:

Current assets (1)	$32,635
Fixed assets (2)	548,451
Goodwill (2)	640,436
Tradename	136,000
Other long term assets	4,956
Net unfavorable leases	(9,360)
Current liabilities	(74,488)
Other long term liabilities (2)	(229,957)

Total	$1,048,673

(1)	Includes cash of $7,290.

(2)	During the nine months ended September 30, 2007, the Company adjusted its preliminary purchase price allocation to fixed assets (increase of $29,398), goodwill (decrease of $18,110) and other long term liabilities (increase of $11,288) due to additional information obtained regarding the fair value of these assets and liabilities acquired.
     The tradename and net unfavorable leases are presented as intangible assets on the Company’s condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007. Goodwill represents the excess of the costs of acquiring Century over amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. The goodwill recorded as a result of the Century Acquisition is not deductible for tax purposes.
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
     The Century Acquisition is reflected in the Company’s condensed consolidated statements of operations for the period subsequent to the transaction date and is reported in the Company’s U.S. operating segment.
6. Investment in National CineMedia and Transaction Related to its Initial Public Offering
     In March 2005, Regal Entertainment Inc. (“Regal”) and AMC Entertainment Inc. (“AMC”) formed National CineMedia, LLC, or “NCM”, and on July 15, 2005, the Company joined NCM, as one of the founding members. NCM operates the largest digital in-theatre network in the U.S. for providing cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture companies in the U.S. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc., or NCM, Inc., a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM, Inc. initial public offering, the Company amended its operating agreement with NCM and the Exhibitor Services Agreement pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. In connection with NCM Inc.’s initial public offering and the transactions described below (the “NCM Transaction”), the Company received an aggregate of $389,003.
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
     At the closing of the initial public offering, the underwriters exercised their over-allotment option to purchase additional shares of common stock of NCM, Inc. at the initial public offering price, less underwriting discounts and commissions. In connection with the over-allotment option exercise, Regal, AMC and the Company each sold to NCM, Inc. common units of NCM on a pro-rata basis at the initial public offering price, less underwriting discounts and expenses. The Company sold 1,014,088 common units to NCM, Inc. for proceeds of $19,910, and upon completion of this sale of common units, the Company owned 13,145,349 common units of NCM. The net proceeds of $215,002 from the above described stock transactions were applied against the Company’s existing investment basis in NCM of $4,069 until such basis was reduced to $0 with the remaining $210,933 of proceeds net of $160 of transaction related costs, recorded as a gain of $210,773 in the condensed consolidated statement of operations for the nine months ended September 30, 2007.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen locations within the Company’s theatres for the lobby entertainment network and lobby promotions, the Company will receive a monthly theatre access fee under the Exhibitor Services Agreement. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain enumerated reasons. The payment per theatre patron will increase by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, will increase annually by 5%, beginning after 2007. The theatre access fee paid in the aggregate to Regal, AMC and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the Exhibitor Services Agreement), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The Exhibitor Services Agreement has, except with respect to certain limited services, a term of 30 years.
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
     During the nine months ended September 30, 2007 and 2006, the Company recorded equity losses of $1,284 and $1,889, respectively. The Company recognized $5,021 and $18,833 of other revenue from NCM during the nine months ended September 30, 2007 and 2006, respectively. The Company had a receivable due from NCM of $144 and $13,386 as of September 30, 2007 and December 31, 2006, respectively, related to screen advertising and other ancillary revenue. The Company is entitled to receive mandatory quarterly distributions of excess cash from NCM. During the three and nine months ended September 30, 2007, the Company received distributions of approximately $4,392 and $5,754, respectively, which were in excess of the carrying value of its investment in NCM and are reflected as distributions from NCM on the condensed consolidated statement of operations for the three and nine months ended September 30, 2007.
     As of September 30, 2007, the Company owned 13,145,349 common units of NCM. Each common unit is convertible into one share of NCM, Inc. common stock. As of September 30, 2007, the fair market value of the Company’s shares in NCM was approximately $294,456 based on a closing price of $22.40 per share of NCM, Inc. common stock on September 28, 2007.
7. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to explore the possibility of implementing digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the implementation and financing of digital cinema. DCIP has also entered into a digital cinema services agreement with NCM for purposes of assisting DCIP in the development of digital cinema systems. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. During the nine months ended September 30, 2007, the Company invested $1,500 for a one-third ownership interest in DCIP. The Company is accounting for its investment in DCIP under the equity method of accounting. During the three and nine months ended September 30, 2007, the Company recorded equity losses of approximately $382 and $617, respectively, relating to this investment. The

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Company’s investment basis in DCIP was $883 at September 30, 2007, which is included in investments in and advances to affiliates on the condensed consolidated balance sheet.
8. Sale of Investment in Fandango, Inc.
     In May 2007, Fandango, Inc., an on-line ticketing distributor, executed a merger agreement, which resulted in the Company selling its investment in stock of Fandango, Inc. for approximately $14,147 of consideration (the “Fandango Transaction”). Approximately $1,390 of the consideration is in escrow to secure certain indemnification obligations contained in the merger agreement, which is included in accounts receivable on the condensed consolidated balance sheet. The Company paid $2,800 of the cash consideration to Syufy Enterprises, LP in accordance with the terms of agreements entered into as part of the Century Acquisition. The carrying value of the Company’s investment in stock of Fandango, Inc. was $2,142. As a result of the sale of its investment, the Company recorded a gain of $9,205 in the condensed consolidated statement of operations for the nine months ended September 30, 2007.
     As part of the sale of its investment in stock of Fandango, Inc., the Company amended its exclusive ticketing and distribution agreement with Fandango, Inc. Certain sections of the agreement were modified in which the Company no longer is entitled to receive additional shares of stock in Fandango, Inc. nor share in future adjusted profits of Fandango, Inc. In exchange for the amendment, Fandango, Inc. paid the Company $5,000. The proceeds of $5,000 were recorded as deferred revenue on the Company’s condensed consolidated balance sheet and are being amortized straight-line over the term of the amended ticketing and distribution agreement, which expires in December 2011.
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
     The Company participates in the consolidated tax return of its parent, Cinemark Holdings, Inc. However, the Company’s provision for income taxes is computed as if it files separate income tax returns. Income tax expense of $59,003 and $67,940 was recorded for the three and nine months ended September 30, 2007, respectively. The effective tax rate was 174.0% for the three months ended September 30, 2007 and 32.7% for the nine months ended September 30, 2007. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate. The Company’s income tax rate for the nine months ended September 30, 2007 includes the impact of the

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
gain on the NCM transaction and the Fandango transaction as discreet items. The tax rate on the gains was 38.3%, which resulted in $84,310 of income tax expense for the nine months ended September 30, 2007. The tax rate without the NCM Transaction and the Fandango Transaction is 133.3% resulting in a benefit of $16,370 for the nine months ended September 30, 2007. This rate is reflective of permanent differences such as goodwill impairment, which is recorded for financial statement purposes but not deductible for income tax purposes.
10. Stock Options
     During September 2004, Cinemark, Inc.’s board of directors approved the 2004 Long Term Incentive Plan (the “2004 Plan”), under which 9,097,360 shares of Class A common stock are available for issuance to selected employees, directors and consultants of the Company. The 2004 Plan provided for restricted share grants, incentive option grants and nonqualified option grants.
     On September 30, 2004, Cinemark, Inc. granted options to purchase 6,986,731 shares of its common stock under the 2004 Plan at an exercise price of $7.63 per option (equal to the market value at the date of grant). Options to purchase 692,976 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009 and expire ten years from the grant date. On January 28, 2005, the Company granted options to purchase 12,055 shares of its common stock under the 2004 Plan at an exercise price of $7.63 per option (equal to the market value at the date of grant). The options granted during January 2005 vest daily over five years and the options expire ten years from the grant date.
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
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. Under a share exchange agreement dated August 7, 2006, each outstanding share of Cinemark, Inc.’s common stock was exchanged for an equivalent number of shares of Cinemark Holdings, Inc. common stock. The share exchange was completed on October 5, 2006.
     In November 2006, Cinemark Holdings, Inc.’s board of directors amended the 2004 Plan to provide that no additional awards may be granted under the 2004 Plan. At that time, the board of directors and the majority of its stockholders approved the Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (the “2006 Plan”) and all options to purchase shares of Cinemark, Inc.’s common stock under the 2004 Plan were exchanged for an equal number of options to purchase shares of Cinemark Holdings, Inc.’s common stock under the 2006 Plan. The 2006 Plan is substantially similar to the 2004 Plan.
     All stock option information has been adjusted to give effect to a 2.9585-for-1 stock split effected by Cinemark Holdings, Inc. on April 9, 2007.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     A summary of Plan activity and related information for the year ended December 31, 2006 and the nine months ended September 30, 2007 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at 1/1/06	6,998,786	$7.63
Granted	—	$—
Exercised	(4,603)	$7.63
Forfeited	(13,590)	$7.63

Outstanding at 12/31/06	6,980,593	$7.63
Granted	—	$—
Exercised	(15,387)	$7.63
Forfeited	(112,416)	$7.63

Outstanding at 9/30/07	6,852,790	$7.63

Options exercisable at 9/30/07	4,839,790	$7.63

     The Company recorded compensation expense of $2,165 and a tax benefit of approximately $831 during the nine months ended September 30, 2007 and recorded compensation expense of $2,148 and a tax benefit of approximately $753 during the nine months ended September 30, 2006. As of September 30, 2007, the unrecognized compensation expense related to outstanding stock options was $4,296 and the weighted average period over which this remaining compensation expense will be recognized is approximately 1.5 years. All options outstanding at September 30, 2007 have an average remaining contractual life of approximately 7 years.
     During September 2007, Cinemark Holdings, Inc. filed a registration statement on Form S-8 for purposes of registering shares available for grant under the 2006 Plan.
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
     On April 3, 2007, the Company repurchased an additional $66 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date. As of September 30, 2007, the Company had outstanding $184 aggregate principal amount of 9% senior subordinated notes.
     During July and August 2007, the Company repurchased in six open market purchases a total of $47,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $42,758, including accreted interest of $10,932. The Company funded the transactions with proceeds from Cinemark Holdings, Inc.’s initial public offering. As of September 30, 2007, the Company had outstanding approximately $488,558 aggregate principal amount at maturity of 9 3/4% senior discount notes.
     The Company recorded a loss on early retirement of debt of $3,584 and $11,536 during the three and nine months ended September 30, 2007, respectively, related to the

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
repurchases discussed above, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of an unamortized bond premium.
     The loss on early retirement of debt of $3,315 recorded by the Company during the nine months ended September 30, 2006 related to the repurchase of $10,000 aggregate principal amount of 9% senior subordinated notes and the repurchase of $39,775 aggregate principal amount at maturity of 9 3/4% senior discount notes during May 2006.
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
     As of September 30, 2007, the interest rate swaps were a liability with an aggregate fair value of approximately $3,346, which has been recorded as a component of deferred revenues and other long-term liabilities with a corresponding amount of $3,346 ($2,062 net of deferred taxes) recorded as a decrease in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet. The interest rate swaps exhibited no ineffectiveness during the nine months ended September 30, 2007.
13. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2006	$1,056,816	$148,607	$1,205,423
Purchase price allocation adjustment for Century Acquisition (see Note 5)	(18,110)	—	(18,110)
Impairment charges	(42,920)	(3,786)	(46,706)
Foreign currency translation adjustments and other [1]	553	11,039	11,592

Balance at September 30, 2007	$996,339	$155,860	$1,152,199

[1]	U.S. operating segment includes one theatre located in Canada.
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
     Intangible assets consisted of the following:

				Foreign
				Currency
	Balance at			Translation	Balance at
	December 31,			Adjustments and	September 30,
	2006	Amortization	Impairment	Other	2007
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$5,138	$—	$—	$—	$5,138
Accumulated amortization	(1,139)	(319)	—	—	(1,458)

Net carrying amount	$3,999	$(319)	$—	$—	$3,680

Vendor contracts:
Gross carrying amount	56,526	—	—	389	56,915
Accumulated amortization	(19,924)	(2,622)	—	—	(22,546)

Net carrying amount	$36,602	$(2,622)	$—	$389	$34,369

Net favorable leases:
Gross carrying amount	21,999	—	(3,863)	3,290	21,426
Accumulated amortization	(12,023)	(2,226)	—	(623)	(14,872)

Net carrying amount	$9,976	$(2,226)	$(3,863)	$2,667	$6,554

Other intangible assets:
Gross carrying amount	70	—	—	—	70
Accumulated amortization	(16)	(4)	—	—	(20)

Net carrying amount	$54	$(4)	$—	$—	$50

Total net intangible assets with finite lives	$50,631	$(5,171)	$(3,863)	$3,056	$44,653
Intangible assets with indefinite lives:
Tradename	310,118	—	—	381	310,499
Other unamortized intangible assets	3	—	—	—	3

Total intangible assets — net	$360,752	$(5,171)	$(3,863)	$3,437	$355,155

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Aggregate amortization expense of $5,305 for the nine months ended September 30, 2007 consisted of $5,171 of amortization of intangible assets and $134 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2007	$2,181
For the twelve months ended December 31, 2008	6,223
For the twelve months ended December 31, 2009	5,496
For the twelve months ended December 31, 2010	5,234
For the twelve months ended December 31, 2011	4,692
Thereafter	20,827

Total	$44,653

14. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, theatre goodwill carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. Fair value is determined based on a multiple of undiscounted cash flows, which was eight times for the evaluation performed as of September 30, 2007. When estimated fair value is determined to be lower than the carrying value of the long-lived asset, the asset is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     The Company’s long-lived asset impairment losses for the nine months ended September 30, 2007 were as follows:

United States theatre properties	$9,802
International theatre properties	19

Subtotal	$9,821
Intangible assets (see Note 13)	3,863
Goodwill (see Note 13)	46,706

Impairment of long-lived assets	$60,390

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
15. Foreign Currency Translation
     The accumulated other comprehensive income account in stockholders’ equity of $33,836 and $11,463 at September 30, 2007 and December 31, 2006, respectively, includes cumulative foreign currency adjustments of $35,898 and $11,463, respectively, from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     In 2007 and 2006, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency compared to the U.S. dollar results in a foreign currency translation adjustment to the accumulated other comprehensive income account recorded as an increase in, or reduction of, stockholders’ equity.
     On September 30, 2007, the exchange rate for the Brazilian real was 1.8 reais to the U.S. dollar (the exchange rate was 2.14 reais to the U.S. dollar at December 31, 2006). As a result, the effect of translating the September 30, 2007 Brazilian financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $23,943. At September 30, 2007, the total assets of the Company’s Brazilian subsidiaries were U.S. $195,669.
     On September 30, 2007, the exchange rate for the Mexican peso was 11.0 pesos to the U.S. dollar (the exchange rate was 10.82 pesos to the U.S. dollar at December 31, 2006). As a result, the effect of translating the September 30, 2007 Mexican financial statements into U.S. dollars is reflected as a foreign currency translation adjustment to the accumulated other comprehensive income account as a decrease in stockholders’ equity of $1,662. At September 30, 2007, the total assets of the Company’s Mexican subsidiaries were U.S. $158,435.
16. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net income (loss)	$(25,086)	$7,593	$139,757	$28,686
Fair value adjustments on interest rate swap agreements (see Note 12), net of deferred taxes	(8,484)	—	(2,062)	—

Foreign currency translation adjustment	7,310	5,883	24,436	3,871

Comprehensive income (loss)	$(26,260)	$13,476	$162,131	$32,557

17. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2007	2006
	(Successor)	(Predecessor)

Cash paid for interest	$102,839	$48,513
Cash paid for income taxes, net of refunds received	$101,445	$26,616

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$(2,404)	$(2,151)
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(7,788)	$(7,832)
Equipment acquired under capital lease	$2,943	$—
Noncash capital contribution from Cinemark Holdings, Inc. related to income taxes	$21,850	$—

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
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Revenues
U.S.	$378,417	$210,733	$1,033,835	$607,729
International	93,910	77,818	257,961	222,780
Eliminations	(828)	(556)	(2,239)	(1,420)

Total Revenues	$471,499	$287,995	$1,289,557	$829,089

Adjusted EBITDA
U.S.	$94,850	$45,685	$237,901	$135,074
International	21,268	16,075	55,533	45,211

Total Adjusted EBITDA	$116,118	$61,760	$293,434	$180,285

Capital Expenditures
U.S.	$28,802	$14,533	$81,847	$59,931
International	8,099	8,306	28,202	17,971

Total Capital Expenditures	$36,901	$22,839	$110,049	$77,902

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net income (loss)	$(25,086)	$7,593	$139,757	$28,686
Add (deduct):
Income taxes	59,003	4,197	67,940	9,078
Interest expense (1)	34,968	23,224	111,766	69,191
Gain on NCM transaction	—	—	(210,773)	—
Gain on Fandango transaction	—	—	(9,205)	—
Other (income) expense (2)	2,069	(364)	6,200	1,147
Termination of profit participation agreement	—	—	6,952	—
Depreciation and amortization	37,606	19,819	111,201	59,913
Amortization of net favorable leases	667	44	2,226	130
Impairment of long-lived assets	3,624	4,818	60,390	5,741
(Gain) loss on sale of assets and other	942	1,395	(617)	2,938
Deferred lease expenses	1,295	84	4,606	497
Amortization of long-term prepaid rents	314	234	826	816
Stock option compensation expense	716	716	2,165	2,148

Adjusted EBITDA	$116,118	$61,760	$293,434	$180,285

(1)	Includes amortization of debt issue costs.
(2)	Includes interest income, foreign currency exchange gain (loss), loss on early retirement of debt, equity in loss of affiliates and minority interests in income of subsidiaries and excludes distributions from NCM.
Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	(Successor)	(Predecessor)	(Successor)	(Predecessor)

U.S. and Canada	$378,417	$210,733	$1,033,835	$607,729
Brazil	41,945	34,533	117,970	98,950
Mexico	20,429	19,409	58,317	55,704
Other foreign countries	31,536	23,876	81,674	68,126
Eliminations	(828)	(556)	(2,239)	(1,420)

Total	$471,499	$287,995	$1,289,557	$829,089

	September 30,	December 31,
	2007	2006
Theatre Properties and Equipment-net	(Successor)	(Successor)

U.S. and Canada	$1,162,861	$1,169,456
Brazil	73,216	55,749
Mexico	50,358	51,272
Other foreign countries	45,880	48,095

Total	$1,332,315	$1,324,572

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
19. Related Party Transactions
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amended the profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock received a profit interest in two theatres once the Company recovered its capital investment in these theatres plus its borrowing costs. After Cinemark Holdings, Inc.’s initial public offering, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the agreement. The Company also paid payroll taxes of approximately $99 related to the payment made to terminate the amended and restated profit participation agreement. The aggregate amount paid of $6,952 is reflected within cost of operations in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2007 and the agreement with Mr. Stock has been terminated.
     The Company leases 25 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 7.7% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock as of September 30, 2007. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 27 leases, 22 have fixed minimum annual rent in an aggregate amount of approximately $23,500. Of these 22 leases with fixed minimum annual rent, 17 have a remaining lease term plus extension option(s) that exceed 30 years, four have a remaining lease term plus extension option(s) that exceed 18 years, and one has a remaining lease term of approximately three years. Three of these 22 leases have triggering events that allow the Company to convert the fixed minimum rent to a fixed percentage of gross sales as defined in the lease with the further right to terminate the lease if the theatre level cash flow drops below $0. Five of these 22 leases have triggering events that allow the Company to terminate the lease prior to expiration of the term. The five leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. Four of these percentage rent leases have remaining terms of 12 months plus automatic 12-month renewal options, and the Company has the right to terminate the lease if the theatre level cash flow drops below $0. One of these percentage rent leases has a remaining term of 12 months, and Syufy has the right to terminate this lease prior to the end of the term.
     The Company also has an office lease with Syufy for corporate office space in San Rafael, California. The lease will expire in September 2008. The lease has a fixed minimum annual rent of approximately $300.
     Prior to the completion of the Century Acquisition, Century Theatres, Inc. owned certain shares of Fandango, Inc., an on-line ticketing distributor. In connection with the Century Acquisition, the Company agreed to pay Syufy the cash proceeds received by the Company in connection with any sale of such shares of Fandango, Inc. up to a maximum amount of $2,800. As discussed in Note 8, the Company sold all of its shares of Fandango, Inc. stock during May 2007 for approximately $14,147 of consideration and paid $2,800 of the cash consideration to Syufy in accordance with the Century Acquisition agreement.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $63 of management fee revenues during the nine months ended September 30, 2007. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”). Plitt Plaza is indirectly owned by Lee Roy Mitchell. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $91 of facility lease expense payable to Plitt Plaza joint venture during the nine months ended September 30, 2007.
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
21. Subsequent Event – Repurchase of Senior Discount Notes
     On November 6, 2007, as part of an open market purchase, the Company repurchased $22,155 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $20,936. The Company funded the transaction with proceeds from Cinemark Holdings, Inc.’s initial public offering. As a result of the transaction, the Company will record a loss on early retirement of debt of approximately $1,920, which includes premiums paid and the write-off of unamortized debt issue costs related to the repurchased notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
Results of Operations
     On October 5, 2006, we completed the Century Acquisition. Results of operations for the three months and nine months ended September 30, 2006 do not reflect the inclusion of the Century theatres.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating data (in millions)	2007	2006	2007	2006
Revenues
Admissions	$308.0	$177.7	$835.1	$514.2
Concession	144.3	90.3	397.9	260.2
Other	19.2	20.0	56.6	54.7

Total revenues	$471.5	$288.0	$1,289.6	$829.1

Theatre operating costs (1)
Film rentals and advertising	$166.8	$95.8	$454.2	$275.0
Concession supplies	22.5	15.0	62.7	41.9
Salaries and wages	45.7	27.5	131.3	79.0
Facility lease expense	54.9	37.0	159.8	109.5
Utilities and other	51.6	35.5	144.0	100.9

Total theatre operating costs	$341.5	$210.8	$952.0	$606.3

Operating data as a percentage of revenues (2)
Revenues
Admissions	65.3%	61.7%	64.8%	62.0%
Concession	30.6%	31.3%	30.9%	31.4%
Other	4.1%	7.0%	4.3%	6.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Theatre operating costs (1) (2)
Film rentals and advertising	54.2%	53.9%	54.4%	53.5%
Concession supplies	15.6%	16.6%	15.8%	16.1%
Salaries and wages	9.7%	9.5%	10.2%	9.5%
Facility lease expense	11.7%	12.9%	12.4%	13.2%
Utilities and other	10.9%	12.3%	11.2%	12.2%
Total theatre operating costs	72.4%	73.2%	73.8%	73.1%

Average screen count (month end average)	4,590	3,408	4,532	3,375

Revenues per average screen (in dollars)	$102,717	$84,518	$284,520	$245,649

(1)	Excludes depreciation and amortization expense.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended September 30, 2007 and 2006
     Revenues. Total revenues increased $183.5 million to $471.5 million for the three months ended September 30, 2007 (“third quarter of 2007”) from $288.0 million for the three months ended September 30, 2006 (“third quarter of 2006”), a 63.7% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Admissions revenues (in millions)	$249.0	$128.0	94.5%	$59.0	$49.7	18.7%	$308.0	$177.7	73.3%
Concession revenues (in millions)	$118.0	$68.4	72.5%	$26.3	$21.9	20.1%	$144.3	$90.3	59.8%
Other revenues (in millions) (1)	$10.6	$13.8	(23.2%)	$8.6	$6.2	38.7%	$19.2	$20.0	(4.0%)
Total revenues (in millions) (1)	$377.6	$210.2	79.6%	$93.9	$77.8	20.7%	$471.5	$288.0	63.7%
Attendance (in millions)	43.0	28.6	50.3%	17.2	16.5	4.2%	60.2	45.1	33.5%
Revenues per screen (in dollars) (1)	$104,711	$85,135	23.0%	$95,437	$82,895	15.1%	$102,717	$84,518	21.5%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $130.3 million was attributable to a 33.5% increase in attendance from 45.1 million patrons for the third quarter of 2006 to 60.2 million patrons for the third quarter of 2007, which contributed $66.7 million, and a 29.7% increase in average ticket price from $3.94 for the third quarter of 2006 to $5.11 for the third quarter of 2007, which contributed $63.6 million. The increase in concession revenues of $54.0 million was attributable to the 33.5% increase in attendance, which contributed $35.4 million, and a 20.0% increase in concession revenues per patron from $2.00 for the third quarter of 2006 to $2.40 for the third quarter of 2007, which contributed $18.6 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were the result of a strong and diverse film slate, increased pricing and the addition of the 77 Century theatres acquired during the fourth quarter of 2006. The $0.8 million, or 4.0% decrease in other revenues was primarily attributable to reduced screen advertising revenues which resulted from the NCM transaction and related Exhibitor Services Agreement amendment.

•	U.S. The increase in admissions revenues of $121.0 million was attributable to a 50.3% increase in attendance from 28.6 million patrons for the third quarter of 2006 to 43.0 million patrons for the third quarter of 2007, which contributed $64.1 million, and a 29.5% increase in average ticket price from $4.47 for the third quarter of 2006 to $5.79 for the third quarter of 2007, which contributed $56.9 million. The increase in concession revenues of $49.6 million was attributable to the 50.3% increase in attendance, which contributed $34.3 million, and a 15.1% increase in concession revenues per patron from $2.39 for the third quarter of 2006 to $2.75 for the third quarter of 2007, which contributed $15.3 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were the result of a strong and diverse film slate, increased pricing and the addition of the 77 Century theatres acquired. The $3.2 million, or 23.2% decrease in other revenues was primarily attributable to reduced screen advertising revenues, which resulted from the NCM transaction and related Exhibitor Services Agreement amendment.

•	International. The increase in admissions revenues of $9.3 million was attributable to a 12.9% increase in average ticket price from $3.02 for the third quarter of 2006 to $3.41 for the third quarter of 2007, which contributed $6.7 million, and a 4.2% increase in attendance, which contributed $2.6 million. The increase in concession revenues of $4.4 million was attributable to a 14.3% increase in concession revenues per patron from $1.33 for the third quarter of 2006 to $1.52 for the third quarter of 2007, which contributed $3.3 million, and the 4.2% increase in attendance, which contributed $1.1 million. The increases in average ticket price and concession revenues per patron were primarily due to price increases and exchange rates. The increase in attendance was primarily due to a strong and diverse film slate and new theatre openings.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $341.5 million, or 72.4% of revenues, for the third quarter of 2007 compared to $210.8 million, or 73.2% of revenues, for the third quarter of 2006. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Film rentals and advertising	$137.1	$71.0	$29.7	$24.8	$166.8	$95.8
Concession supplies	16.0	9.4	6.5	5.6	22.5	15.0
Salaries and wages	38.6	21.7	7.1	5.8	45.7	27.5
Facility lease expense	41.3	25.5	13.6	11.5	54.9	37.0
Utilities and other	39.4	25.2	12.2	10.3	51.6	35.5

Total theatre operating costs	$272.4	$152.8	$69.1	$58.0	$341.5	$210.8

•	Consolidated. Film rentals and advertising costs were $166.8 million, or 54.2% of admissions revenues, for the third quarter of 2007 compared to $95.8 million, or 53.9% of admissions revenues, for the third quarter of 2006. The increase in film rentals and advertising costs of $71.0 million is due to a $130.3 million increase in admissions revenues, and an increase in our film rentals and advertising rate. While the film rentals and advertising rate for our U.S. operating segment was down, the increase in consolidated film rentals and advertising costs as a percentage of admissions revenues is primarily due to the increased relative weight of our U.S. operating segment, which has a higher film rentals and advertising rate than our international operating segment Concession supplies expense was $22.5 million, or 15.6% of concession revenues, for the third quarter of 2007, compared to $15.0 million, or 16.6% of concession revenues, for the third quarter of 2006. The increase in concession supplies expense of $7.5 million is due to a $54.0 million increase in concession revenues partially offset by a decrease in the concession supplies expense rate. The decrease in concession supplies expense as a percentage of concession revenues is primarily due to the increased relative weight of our U.S. operating segment, which has a lower concession supplies rate than our international operating segment.

Salaries and wages increased to $45.7 million for the third quarter of 2007 from $27.5 million for the third quarter of 2006. Facility lease expense increased to $54.9 million for the third quarter of 2007 from $37.0 million for the third quarter of 2006. Utilities and other costs increased to $51.6 million for the third quarter of 2007 from $35.5 million for the third quarter of 2006. Increases in salaries and wages, facility lease expense and utilities and other costs were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in the U.S.

•	U.S. Film rentals and advertising costs were $137.1 million, or 55.1% of admissions revenues, for the third quarter of 2007 compared to $71.0 million, or 55.5% of admissions revenues, for the third quarter of 2006. The increase in film rentals and advertising costs of $66.1 million is due to a $121.0 million increase in admissions revenues partially offset by a decrease in our film rentals and advertising rate. The decrease in film rentals and advertising costs as a percentage of admissions revenues was due to lower film rental rates on certain films released and lower advertising costs. Concession supplies expense was $16.0 million, or 13.6% of concession revenues, for the third quarter of 2007 compared to $9.4 million, or 13.7% of concession revenues, for the third quarter of 2006. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $38.6 million for the third quarter of 2007 from $21.7 million for the third quarter of 2006. Facility lease expense increased to $41.3 million for the third quarter of 2007 from $25.5 million for the third quarter of 2006. Utilities and other costs increased to $39.4 million for the third quarter of 2007 from $25.2 million for the third quarter of 2006. Increases in salaries and wages, facility lease expense and utilities and other costs, were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in the U.S.

•	International. Film rentals and advertising costs were $29.7 million, or 50.3% of admissions revenues, for the third quarter of 2007 compared to $24.8 million, or 49.9% of admissions revenues, for the third quarter of 2006. The increase in film rentals and advertising costs is primarily due to increased admissions revenues. Concession supplies expense was $6.5 million, or 24.7% of concession revenues, for the third quarter of 2007 compared to $5.6 million, or 25.6% of concession revenues, for the third quarter of 2006. The increase in concession supplies expense was primarily due to increased concession revenues.

Salaries and wages increased to $7.1 million for the third quarter of 2007 from $5.8 million for the third quarter of 2006 primarily due to new theatre openings. Facility lease expense increased to $13.6 million for the third quarter of 2007 from $11.5 million for the third quarter of 2006 primarily due to new theatre openings. Utilities and other costs increased to $12.2 million for the third quarter of 2007 from $10.3 million for the third quarter of 2006 primarily due to new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $20.5 million for the third quarter of 2007 from $16.4 million for the third quarter of 2006. The increase was primarily due to increased salaries, consulting fees, and service charges related to credit card activity, all of which increased, in part, as a result of the Century Acquisition.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, increased to $38.3 million for the third quarter of 2007 from $19.9 million for the third quarter of 2006 primarily due to the 77 Century theatres acquired.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $3.6 million for the third quarter of 2007 compared to $4.8 million during the third quarter of 2006. Impairment charges for the third quarter of 2007 consisted of $1.8 million of theatre properties, $1.6 million of goodwill associated with theatre properties and $0.2 million of intangible assets associated with theatre properties. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 13 and 14 to our condensed consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.9 million during the third quarter of 2007 compared to a loss of $1.4 million during the third quarter of 2006. The loss recorded during the third quarter of 2006 primarily related to a loss on the exchange of a theatre in the United States with a third party and the write-off of intangible assets for closed theatres.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $35.0 million for the third quarter of 2007 compared to $23.2 million for the third quarter of 2006. The increase was primarily due to the increased long-term debt related to the financing of the Century Acquisition during the fourth quarter of 2006.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $3.6 million during the third quarter of 2007, which consisted of repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs associated with the repurchase of approximately $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 11 to our condensed consolidated financial statements.
     Distributions from NCM. We recorded distributions received from NCM of $4.4 million during the third quarter of 2007, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. We recorded income tax expense of $59.0 million for the third quarter of 2007 compared to $4.2 million recorded for the third quarter of 2006. The effective tax rate was 174.0% for the third quarter of 2007 and 35.6% for the third quarter of 2006. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate. See Note 9 to our condensed consolidated financial statements.
Nine months ended September 30, 2007 and 2006
     Revenues. Total revenues increased $460.5 million to $1,289.6 million for the nine months ended September 30, 2007 (“the 2007 period”) from $829.1 million for the nine months ended September 30, 2006 (“the 2006 period”), a 55.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Admissions revenues (in millions)	$671.6	$370.4	81.3%	$163.5	$143.8	13.7%	$835.1	$514.2	62.4%
Concession revenues (in millions)	$326.4	$199.1	63.9%	$71.5	$61.1	17.0%	$397.9	$260.2	52.9%
Other revenues (in millions) (1)	$33.6	$36.8	(8.7%)	$23.0	$17.9	28.5%	$56.6	$54.7	3.5%
Total revenues (in millions) (1)	$1,031.6	$606.3	70.1%	$258.0	$222.8	15.8%	$1,289.6	$829.1	55.5%
Attendance (in millions)	116.8	81.6	43.1%	48.3	46.9	3.0%	165.1	128.5	28.5%
Revenues per screen (in dollars) (1)	$289,490	$247,564	16.9%	$266,241	$240,583	10.7%	$284,520	$245,649	15.8%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 18 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $320.9 million was attributable to a 28.5% increase in attendance from 128.5 million patrons for the 2006 period to 165.1 million patrons for the 2007 period, which contributed $164.3 million, and a 26.5% increase in average ticket price from $4.00 for the 2006 period to $5.06 for the 2007 period, which contributed $156.6 million. The increase in concession revenues of $137.7 million was attributable to the 28.5% increase in attendance, which contributed $87.8 million, and an 18.7% increase in concession revenues per patron from $2.03 for the 2006 period to $2.41 for the 2007 period, which contributed $49.9 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were the result of a strong and diverse film slate, increased pricing and the addition of the 77 Century theatres acquired during the fourth quarter of 2006. The 3.5% increase in other revenues was primarily attributable to increased screen advertising revenues from our international operating segment.

•	U.S. The increase in admissions revenues of $301.2 million was attributable to a 43.1% increase in attendance from 81.6 million patrons for the 2006 period to 116.8 million patrons for the 2007 period, which contributed $160.0 million, and a 26.7% increase in average ticket price from $4.54 for the 2006 period to $5.75 for the 2007 period, which contributed $141.2 million. The increase in concession revenues of $127.3 million was attributable to the 43.1% increase in attendance, which contributed $86.0 million, and a 14.3% increase in concession revenues per patron from $2.44 for the 2006 period to $2.79 for the 2007 period, which contributed $41.3 million. The increases in admissions revenues, concession revenues, attendance, average ticket prices and concession revenues per patron were the result of a strong and diverse film slate, increased pricing and the addition of the 77 Century theatres acquired.

•	International. The increase in admissions revenues of $19.7 million was attributable to a 10.5% increase in average ticket price from $3.06 for the 2006 period to $3.38 for the 2007 period, which contributed $15.4 million, and a 3.0% increase in attendance from 46.9 million patrons for the 2006 period to 48.3 million patrons for the 2007 period, which contributed $4.3 million. The increase in concession revenues of $10.4 million was attributable to a 13.8% increase in concession revenues per patron from $1.30 for the 2006 period to $1.48 for the 2007 period, which contributed $8.6 million, and the 3.0% increase in attendance, which contributed $1.8 million. The increases in average ticket price and concession revenues per patron were primarily due to price increases and exchange rates. The increase in attendance was primarily due to a strong and diverse film slate and new theatre openings.

     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $952.0 million, or 73.8% of revenues, for the 2007 period compared to $606.3 million, or 73.1% of revenues, for the 2006 period. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Film rentals and advertising	$372.3	$203.1	$81.9	$71.9	$454.2	$275.0
Concession supplies	44.7	26.3	18.0	15.6	62.7	41.9
Salaries and wages	111.6	62.2	19.7	16.8	131.3	79.0
Facility lease expense	121.5	75.9	38.3	33.6	159.8	109.5
Utilities and other	110.0	72.3	34.0	28.6	144.0	100.9

Total theatre operating costs	$760.1	$439.8	$191.9	$166.5	$952.0	$606.3

•	Consolidated. Film rentals and advertising costs were $454.2 million, or 54.4% of admissions revenues, for the 2007 period compared to $275.0 million, or 53.5% of admissions revenues, for the 2006 period. The increase in film rentals and advertising costs of $179.2 million is due to a $320.9 million increase in admissions revenues and an increase in our film rentals and advertising rate. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain films in the 2007 period compared with the 2006 period. During the 2007 period, four films have grossed over $300 million and four additional films have grossed over $200 million domestically leading to increased film rental rates in the U.S. Concession supplies expense was $62.7 million, or 15.8% of concession revenues, for the 2007 period, compared to $41.9 million, or 16.1% of concession revenues, for the 2006 period. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $131.3 million for the 2007 period from $79.0 million for the 2006 period. Facility lease expense increased to $159.8 million for the 2007 period from $109.5 million for the 2006 period. Utilities and other costs increased to $144.0 million for the 2007 period from $100.9 million for the 2006 period. Increases in salaries and wages, facility lease expense and utilities and other costs were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in the U.S.

•	U.S. Film rentals and advertising costs were $372.3 million, or 55.4% of admissions revenues, for the 2007 period compared to $203.1 million, or 54.8% of admissions revenues, for the 2006 period. The increase in film rentals and advertising costs of $169.2 million is due to a $301.2 million increase in admissions revenues, and an increase in our film rentals and advertising rate. The increase in film rentals and advertising costs as a percentage of admissions revenues was due to higher film rental rates on certain films in the 2007 period compared with the 2006 period. During the 2007 period, four films have grossed over $300 million and four additional films have grossed over $200 million domestically leading to increased film rental rates in the U.S. Concession supplies expense was $44.7 million, or 13.7% of concession revenues, for the 2007 period compared to $26.3 million, or 13.2% of concession revenues, for the 2006 period. The increase in concession supplies expense was primarily due to the 77 Century theatres acquired.

Salaries and wages increased to $111.6 million for the 2007 period from $62.2 million for the 2006 period. Facility lease expense increased to $121.5 million for the 2007 period from $75.9 million for the 2006 period. Utilities and other costs increased to $110.0 million for the 2007 period from $72.3 million for the 2006 period. Increases in salaries and wages, facility lease expense and utilities and other costs were primarily due to the additional costs related to the 77 Century theatres acquired and new theatre openings. Salaries and wages expense was also impacted by minimum wage increases in the U.S.

•	International. Film rentals and advertising costs were $81.9 million, or 50.1% of admissions revenues, for the 2007 period compared to $71.9 million, or 50.0% of admissions revenues, for the 2006 period. The increase in film rentals and advertising costs is primarily due to increased admissions revenues. Concession supplies expense was $18.0 million, or 25.2% of concession revenues, for the 2007 period compared to $15.6 million, or 25.5% of concession revenues, for the 2006 period. The increase in concession supplies expense is primarily due to increased concession revenues.

Salaries and wages increased to $19.7 million for the 2007 period from $16.8 million for the 2006 period primarily due to new theatre openings. Facility lease expense increased to $38.3 million for the 2007 period from $33.6 million for the 2006 period primarily due to new theatre openings. Utilities and other costs increased to $34.0 million for the 2007 period from $28.6 million for the 2006 period primarily due to new theatre openings.
     General and Administrative Expenses. General and administrative expenses increased to $57.4 million for the 2007 period from $46.0 million for the 2006 period. The increase was primarily due to increased salaries, consulting fees, and service charges related to credit card activity, all of which increased, in part, as a result of the Century Acquisition.
     Termination of Profit Participation Agreement. Upon consummation of Cinemark Holdings, Inc.’s initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6.9 million pursuant to the terms of the agreement. In addition, the Company incurred $0.1 million of payroll taxes related to the termination. See Note 19 to our condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $113.4 million for the 2007 period compared to $60.0 million for the 2006 period primarily due to the 77 Century theatres acquired.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $60.4 million for the 2007 period compared to $5.7 million during the 2006 period. Impairment charges for the 2007 period consisted of $9.8 million of theatre properties, $46.7 million of goodwill associated with theatre properties and $3.9 million of intangible assets associated with theatre properties. We record goodwill at the theatre level, which results in more volatile impairment charges on an annual basis due to changes in market conditions and box office performance and the resulting impact on individual theatres. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 6, 13 and 14 to our condensed consolidated financial statements. See also discussion of gain on NCM transaction.
     (Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $0.6 million during the 2007 period compared to a loss of $2.9 million during the 2006 period. The gain for the 2007 period was primarily due to a gain recorded on the sale of two U.S. theatres, partially offset by losses associated with theatre closures. The loss recorded during the 2006 period primarily related to a loss on the exchange of a theatre in the United States with a third party, the write-off of intangible assets for closed theatres, lease termination fees incurred due to theatre closures and the replacement of certain theatre assets.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $111.8 million for the 2007 period compared to $69.2 million for the 2006 period. The increase was primarily due to the increased long-term debt related to the financing of the Century Acquisition during the fourth quarter of 2006.
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
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $11.5 million during the 2007 period, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium, associated with the repurchase of a total of $332.1 million aggregate principal amount of our 9% senior subordinated notes during March and April 2007 and the repurchase of $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes during July and August 2007. We recorded a loss on early retirement of debt of approximately $3.3 million during the 2006 period related to the repurchase of $10.0 million aggregate principal amount of our 9% senior subordinated notes and $39.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 11 to our condensed consolidated financial statements.
     Distributions from NCM. We recorded distributions received from NCM of $5.8 million during the 2007 period, which were in excess of the carrying value of our investment. See Note 6 to our condensed consolidated financial statements.
     Income Taxes. We recorded income tax expense of $67.9 million for the 2007 period compared to $9.1 million recorded for the 2006 period. The effective tax rate was 32.7% for the 2007 period and 24.0% for the 2006 period. See Note 9 to our condensed consolidated financial statements.
Cautionary Statement Regarding Forward-Looking Statements
     Certain matters within this Quarterly Report on Form 10Q include “forward—looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes from the legal proceedings previously reported under Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in Item 1A. to Part I of the Company’s Form 10-K for the year ended December 31, 2006.
Item 5. Other Information
Supplemental Schedules specified by the senior discount notes Indenture:

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2007
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$141,130	$19,292	$—	$160,422
Other current assets	55,961	(1,322)	—	54,639

Total current assets	197,091	17,970	—	215,061

THEATRE PROPERTIES AND EQUIPMENT — net	1,332,315	—	—	1,332,315

OTHER ASSETS	1,577,879	883	(8,225)	1,570,537

TOTAL ASSETS	$3,107,285	$18,853	$(8,225)	$3,117,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$6,692	$—	$—	$6,692
Current portion of capital lease obligations	4,054	—	—	4,054
Income tax payable	19,600	(279)	—	19,321
Accounts payable and accrued expenses	157,943	—	—	157,943

Total current liabilities	188,289	(279)	—	188,010

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,527,944	—	—	1,527,944
Other long-term liabilities	562,692	—	(95,916)	466,776

Total long-term liabilities	2,090,636	—	(95,916)	1,994,720

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARIES	18,111	—	—	18,111

STOCKHOLDERS’ EQUITY	810,249	19,132	87,691	917,072

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,107,285	$18,853	$(8,225)	$3,117,913

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2007
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$1,289,557	$—	$—	$1,289,557

COST OF OPERATIONS
Theatre operating costs	952,038	—	—	952,038
General and administrative expenses and other	64,369	19	—	64,388
Depreciation and amortization	113,427	—	—	113,427
Impairment of long-lived assets	60,390	—	—	60,390
Gain on sale of assets and other	(617)	—	—	(617)

Total cost of operations	1,189,607	19	—	1,189,626

OPERATING INCOME (LOSS)	99,950	(19)	—	99,931

OTHER INCOME	11,648	216,118	(120,000)	107,766

INCOME BEFORE TAXES	111,598	216,099	(120,000)	207,697

Income taxes	81,527	82,329	(95,916)	67,940

NET INCOME	$30,071	$133,770	$(24,084)	$139,757

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$30,071	$133,770	$(24,084)	$139,757
Noncash items in net income	212,813	(208,872)	(95,916)	(91,975)
Changes in assets and liabilities	172,014	1,044	—	173,058

Net cash provided by (used for) operating activities	414,898	(74,058)	(120,000)	220,840

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(110,049)	—	—	(110,049)
Proceeds from sale of theatre properties and equipment	14,004	—	—	14,004
Net proceeds from sale of NCM stock	—	214,842	—	214,842
Net proceeds from sale of Fandango stock	11,347	—	—	11,347
Investment in joint venture — DCIP	—	(1,500)	—	(1,500)

Net cash provided by (used for) investing activities	(84,698)	213,342	—	128,644

FINANCING ACTIVITIES
Capital contributions from parent	42,757	—	—	42,757
Retirement of senior discount notes	(29,331)	—	—	(29,331)
Retirement of senior subordinated notes	(332,066)	—	—	(332,066)
Repayments of long-term debt	(17,936)	—	—	(17,936)
Dividends paid to parent	—	(120,000)	120,000	—
Other	(3,234)	—	—	(3,234)

Net cash used for financing activities	(339,810)	(120,000)	120,000	(339,810)

Effect of exchange rate changes on cash and cash equivalents	3,649	—	—	3,649

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,961)	19,284	—	13,323

Beginning of period	147,091	8	—	147,099

End of period	$141,130	$19,292	$—	$160,422

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

Item 6. Exhibits

Number	Exhibit Title
2.1	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.3	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

2.4	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).

4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).

4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

4.3(e)	Fourth Supplemental Indenture, dated March 20, 2007, among Cinemark USA, Inc. and the subsidiaries of Cinemark USA, Inc. named therein, and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on March 26, 2007).

4.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

*31.1	Certification of Chief Executive Officer of Cinemark, Inc., pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Cinemark, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CINEMARK, INC.
Registrant
DATE: November 12, 2007

/s/Alan W. Stock
Alan W. Stock
Chief Executive Officer

/s/Robert Copple
Robert Copple
Chief Financial Officer

Number	Exhibit Title
2.1	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed August 11, 2006).

2.3	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

2.4	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.1	Exchange and Registration Rights Agreement dated March 31, 2004 among Cinemark, Inc., certain subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 9 3/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.2(b)	Form of 9 3/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).

4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).

4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).

4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Cinemark USA, Inc.’s Current Report on Form 8-K, File No. 033-47040, filed October 12, 2006).

4.3(e)	Fourth Supplemental Indenture, dated March 20, 2007, among Cinemark USA, Inc. and the subsidiaries of Cinemark USA, Inc. named therein, and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on March 26, 2007).

4.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 19, 2003).

*31.1	Certification of Chief Executive Officer of Cinemark, Inc., pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Cinemark, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Cinemark, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	filed herewith.

E-1