Form 10-Q
period 2008-03-31
CINEMARK INC
filed 2008-05-09
CIK 1173463

CINEMARK, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(A) AND (B) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of April 30, 2008, 27,896,316 shares of common stock were outstanding.

CINEMARK, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements
     Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10Q, other than statements of historical fact, may constitute forward-looking statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 28, 2008 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$227,708	$233,402
Inventories	7,670	7,000
Accounts receivable	29,682	34,832
Income tax receivable	1,045	18,422
Current deferred tax asset	5,270	5,215
Prepaid expenses and other	6,908	10,070

Total current assets	278,283	308,941

THEATRE PROPERTIES AND EQUIPMENT	1,855,998	1,818,505
Less accumulated depreciation and amortization	546,056	504,439

Theatre properties and equipment, net	1,309,942	1,314,066

OTHER ASSETS
Goodwill	1,138,675	1,134,689
Intangible assets — net	351,902	353,047
Investments in and advances to affiliates	5,636	5,071
Deferred charges and other assets — net	80,470	77,393

Total other assets	1,576,683	1,570,200

TOTAL ASSETS	$3,164,908	$3,193,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12,001	$9,166
Current portion of capital lease obligations	5,089	4,684
Accounts payable and accrued expenses	150,702	204,327

Total current liabilities	167,792	218,177

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,511,931	1,514,579
Capital lease obligations, less current portion	123,025	116,486
Deferred income taxes	153,034	168,475
Long-term portion FIN 48 liability	15,585	15,500
Deferred lease expenses	20,506	19,235
Deferred revenue — NCM	172,291	172,696
Other long-term liabilities	55,496	36,214

Total long-term liabilities	2,051,868	2,043,185

COMMITMENTS AND CONTINGENCIES (see Note 17)

MINORITY INTERESTS IN SUBSIDIARIES	18,148	16,182

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value: 40,000,000 shares authorized and 27,896,316 shares issued and outstanding	28	28
Additional paid-in-capital	816,452	806,742
Retained earnings	80,996	76,198
Accumulated other comprehensive income	29,624	32,695

Total stockholders’ equity	927,100	915,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,164,908	$3,193,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended March 31,
	2008	2007
REVENUES
Admissions	$262,367	$243,990
Concession	122,157	115,087
Other	16,492	18,945

Total revenues	401,016	378,022

COST OF OPERATIONS
Film rentals and advertising	138,140	128,294
Concession supplies	18,749	17,457
Salaries and wages	42,587	40,182
Facility lease expense	56,322	51,645
Utilities and other	48,165	44,193
General and administrative expenses	20,339	18,640
Depreciation and amortization	37,407	36,875
Amortization of favorable leases	704	934
Impairment of long-lived assets	4,487	49,730
(Gain) loss on sale of assets and other	(199)	305

Total cost of operations	366,701	388,255

OPERATING INCOME (LOSS)	34,315	(10,233)

OTHER INCOME (EXPENSE)
Interest expense	(32,073)	(41,497)
Interest income	2,775	3,783
Gain on NCM Transaction	—	210,773
Foreign currency exchange gain (loss)	(216)	220
Loss on early retirement of debt	(40)	(7,829)
Distributions from NCM	5,182	—
Equity in loss of affiliates	(635)	(1,231)
Minority interests in income of subsidiaries	(1,152)	(289)

Total other income (expense)	(26,159)	163,930

INCOME BEFORE INCOME TAXES	8,156	153,697

Income taxes	3,358	35,393

NET INCOME	$4,798	$118,304

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$4,798	$118,304

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	36,383	35,871
Amortization of intangible and other assets	1,728	1,938
Amortization of long-term prepaid rents	404	236
Amortization of debt issue costs	1,162	1,191
Amortization of debt premium	—	(678)
Amortization of deferred revenues, deferred lease incentives and other	(846)	(266)
Impairment of long-lived assets	4,487	49,730
Share based awards compensation expense	761	733
Gain on NCM Transaction	—	(210,773)
(Gain) loss on sale of assets and other	(199)	305
Write-off of unamortized bond premiums and unamortized debt issue costs related to the early retirement of debt	193	(17,098)
Accretion of interest on senior discount notes	10,008	10,449
Deferred lease expenses	1,232	1,607
Deferred income tax expenses	(8,041)	(91,026)
Equity in loss of affiliates	635	1,231
Minority interests in income of subsidiaries	1,152	289

Changes in assets and liabilities:
Inventories	(670)	(330)
Accounts receivable	5,150	6,206
Prepaid expenses and other	3,162	1,692
Other assets	(3,176)	(3,570)
Advances with affiliates	(200)	(152)
Accounts payable and accrued expenses	(49,104)	(41,456)
Interest paid on repurchased senior discount notes	(2,929)	—
Increase in deferred revenues related to NCM Transaction	—	174,001
Other long-term liabilities	310	(2,272)
Income tax receivable/payable	17,462	125,004

Net cash provided by operating activities	23,862	161,166

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(30,801)	(32,065)
Proceeds from sale of theatre properties and equipment	2,439	8,359
Increase in escrow deposit due to like-kind exchange	(2,089)	—
Investment in joint venture — DCIP	(1,000)	—
Net proceeds from sale of NCM stock	—	214,842

Net cash provided by (used for) investing activities	(31,451)	191,136

FINANCING ACTIVITIES
Capital contributions from parent	8,950	—
Repurchase of senior discount notes	(6,174)	—
Retirement of senior subordinated notes	—	(332,000)
Repayments of other long-term debt	(1,266)	(3,576)
Payments on capital leases	(1,137)	(868)
Other	(119)	(48)

Net cash provided by (used for) financing activities	254	(336,492)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,641	186

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,694)	15,996
CASH AND CASH EQUIVALENTS:
Beginning of period	233,402	147,099

End of period	$227,708	$163,095

SUPPLEMENTAL INFORMATION (see Note 14)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the three months ended March 31, 2008.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc. (“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc. (the “Century Acquisition”). On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2007, included in the Annual Report on Form 10-K filed March 28, 2008 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 became effective for the Company beginning January 1, 2008 (January 1, 2009 for nonfinancial assets and liabilities). Adoption of this statement did not have a significant impact on the Company’s condensed consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
required for business combinations that occur after December 15, 2008. Early adoption and retroactive application of SFAS No. 141 (R) to fiscal years preceding the effective date is not permitted. The Company is evaluating the adoption of SFAS No. 141(R) and its impact on the condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the adoption of SFAS No. 160 and its impact on the Company’s condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.” This statement intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company’s adoption of SFAS No. 161 will not impact its condensed consolidated financial statements, however the Company is evaluating the impact of SFAS No. 161 on its disclosures.
3. Cinemark Holdings, Inc.’s Initial Public Offering
     On April 24, 2007, Cinemark Holdings, Inc., the Company’s parent, completed an initial public offering of its common stock. Cinemark Holdings, Inc. sold 13,888,889 shares of its common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds (before expenses) received by Cinemark Holdings, Inc. were $249,375 and Cinemark Holdings, Inc. paid approximately $3,526 in legal, accounting and other fees, all of which are recorded in its additional paid-in-capital. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,800,000 shares of Cinemark Holdings, Inc’s common stock at a price of $17.955 ($19 per share less underwriting discounts). On May 21, 2007, the underwriters purchased an additional 269,100 shares from the selling stockholders pursuant to this option. Cinemark Holdings, Inc. did not receive any proceeds from the sale of shares by the selling stockholders. Cinemark Holdings, Inc. has utilized a portion of the net proceeds that it received from the offering to repurchase a portion of the Company’s outstanding 9 3/4% senior discount notes. Cinemark Holdings, Inc. expects to continue to use the net proceeds to repurchase a portion of the remaining 9 3/4% senior discount notes or repay debt outstanding under the senior secured credit facility. The 9 3/4% senior discount notes are not currently subject to repurchase at the Company’s option. Accordingly, if Cinemark Holdings, Inc. is unable to repurchase the 9 3/4% senior discount notes at acceptable prices, Cinemark Holdings, Inc. expects to use a portion of the remaining net proceeds to repay term loan debt outstanding under the senior secured credit facility. Cinemark Holdings, Inc. has significant flexibility in applying the net proceeds from the initial public offering. Cinemark Holdings, Inc. has invested the remaining net proceeds in short-term, investment-grade marketable securities or money market funds.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National CineMedia, Inc. (“NCM Inc.”), a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM Inc. initial public offering, the Company amended its operating agreement with NCM and the Exhibitor Services Agreement pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. In connection with NCM Inc.’s initial public offering and the transactions described below (the “NCM Transaction”), the Company received an aggregate of $389,003.
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
     NCM also paid the Company a portion of the proceeds it received from NCM Inc. in the initial public offering for agreeing to modify NCM’s payment obligation under the prior Exhibitor Services Agreement. The modification agreed to by the Company reflects a shift from circuit share expense under the prior Exhibitor Services Agreement, which obligated NCM to pay the Company a percentage of revenue, to the monthly theatre access fee described below. The theatre access fee significantly reduced the contractual amounts paid to the Company by NCM. In exchange for the Company agreeing to so modify the agreement, NCM paid the Company approximately $174,001 upon modification of the Exhibitor Services Agreement on February 13, 2007, the proceeds of which were recorded as deferred revenue on the Company’s condensed consolidated balance sheet. The Company believes this payment approximates the fair value of the Exhibitor Services Agreement modification. The deferred revenue is being amortized into other revenues over the life of the agreement using the units of revenue method. Regal and AMC similarly amended their exhibitor service arrangements with NCM.
     In consideration for NCM’s exclusive access to the Company’s theatre attendees for on-screen advertising and use of off-screen locations within the Company’s theatres for the lobby entertainment network and lobby promotions, the Company receives a monthly theatre access fee under the Exhibitor Services Agreement. The theatre access fee is composed of a fixed payment per patron, initially seven cents, and a fixed payment per digital screen, which may be adjusted for certain enumerated reasons. The payment per theatre patron will increase by 8% every five years, with the first such increase taking effect after the end of fiscal 2011, and the payment per digital screen, initially eight hundred dollars per digital screen per year, will increase annually by 5%, beginning after 2007. For 2008, the annual payment per digital screen is eight hundred forty dollars. The theatre access fee paid in the aggregate to Regal, AMC and the Company will not be less than 12% of NCM’s Aggregate Advertising Revenue (as defined in the Exhibitor Services Agreement), or it will be adjusted upward to reach this minimum payment. Additionally, with respect to any on-screen advertising time provided to the Company’s beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. The exhibitor services agreement has, except with respect to certain limited services, a term of 30 years.
     Prior to the initial public offering of NCM Inc. common stock, the Company’s ownership interest in NCM was approximately 25% and subsequent to the completion of the offering the Company held a 14% interest in NCM.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
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
     During the three months ended March 31, 2007 and 2008, the Company recorded equity losses of $1,284 and $0, respectively. The Company recognized $4,016 and $401 of other revenue from NCM during the three months ended March 31, 2007 and 2008, respectively. The Company had a receivable due from NCM of $225 and $144 as of December 31, 2007 and March 31, 2008, respectively, related to screen advertising and other ancillary revenue. The Company is entitled to receive mandatory quarterly distributions of excess cash from NCM. During the three months ended March 31, 2008, the Company received distributions of approximately $5,182, which were in excess of the carrying value of its investment in NCM and are reflected as distributions from NCM on the condensed consolidated statement of income for the three months ended March 31, 2008.
     In 2008, NCM performed a common unit adjustment calculation in accordance with the common unit adjustment agreement. As a result of the calculation, the Company received an additional 846,303 common units of NCM, each of which is convertible into one share of NCM Inc. common stock. As of the date of this report, the Company owned a total of 13,991,652 common units. The common unit adjustment resulted in an increase in the Company’s ownership percentage in NCM from approximately 14.0% to approximately 14.5%.
     Below is summary financial information for NCM for the three month period ended March 27, 2008:

Gross revenues	$62,652
Operating income	$17,701
Net earnings	$4,246
5. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. During the year ended December 31, 2007, the Company invested $1,500 for a one-third ownership interest in DCIP. During February 2008, the Company, AMC and Regal each invested an additional $1,000 in DCIP.
     The Company is accounting for its investment in DCIP under the equity method of accounting. During the three months ended March 31, 2007 and 2008, the Company recorded equity losses of $0 and $601, respectively, relating to this investment. The Company’s investment basis in DCIP was $260 and $659 at December 31, 2007 and March 31, 2008, respectively, which is included in investments in and advances to affiliates on the condensed consolidated balance sheets.
6. Income Taxes
     The Company recorded income tax expense of $35,393 and $3,358 during the three months ended March 31, 2007 and 2008, respectively. The effective tax rate was 23.0% and 41.2% for the three months ended March 31, 2007 and 2008, respectively. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result of the full inclusion in the interim rate calculation of these items, the interim rate may vary significantly from the normalized annual rate. This rate is reflective of permanent differences such as goodwill impairment, which is recorded for financial statement purposes but not deductible for income tax purposes. The change in the effective tax rate from the three months ended March 31, 2007 to the three months ended March 31, 2008 was mainly due to the gain on the NCM Transaction recorded during the three months ended March 31, 2007.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
7. Share Based Awards
     During September 2004, Cinemark, Inc.’s board of directors approved the 2004 Long Term Incentive Plan (the “2004 Plan”), under which 9,097,360 shares of Class A common stock were made available for issuance to selected employees, directors and consultants of the Company. The 2004 Plan provided for restricted share grants, incentive option grants and nonqualified option grants.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. and the Cinemark Share Exchange was completed on October 5, 2006.
     In November 2006, Cinemark Holdings, Inc.’s board of directors amended the 2004 Plan to provide that no additional awards may be granted under the 2004 Plan. At that time, the board of directors and the majority of Cinemark Holdings, Inc.’s stockholders approved the Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (the “2006 Plan”) and all options to purchase shares of Cinemark, Inc.’s Class A common stock under the 2004 Plan were exchanged for an equal number of options to purchase shares of Cinemark Holdings, Inc.’s common stock under the 2006 Plan. The 2006 Plan is substantially similar to the 2004 Plan.
     During September 2007, Cinemark Holdings, Inc. filed a registration statement with the Securities and Exchange Commission on Form S-8 for purposes of registering shares available for issuance under the 2006 Plan.
     During March 2008, Cinemark Holdings, Inc.’s board of directors approved the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (the “Restated Incentive Plan”). The Restated Incentive Plan amends and restates the 2006 Plan, to (i) increase the number of shares reserved for issuance from 9,097,360 shares of common stock to 19,100,000 shares of common stock and (ii) permit the compensation committee of Cinemark Holdings, Inc.’s board of directors (the “Compensation Committee”) to award participants restricted stock units and performance awards. The right of a participant to exercise or receive a grant of a restricted stock unit or performance award may be subject to the satisfaction of such performance or objective business criteria as determined by the Compensation Committee. With the exception of the changes identified in (i) and (ii) above, the Restated Incentive Plan does not materially differ from the 2006 Plan. The Restated Incentive Plan and restricted stock unit awards made thereunder during the three months ended March 31, 2008 are subject to approval by Cinemark Holdings, Inc.’s stockholders at its annual meeting of stockholders to be held on May 15, 2008.
     Stock Options – A summary of stock option activity and related information for the three months ended March 31, 2008 is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding at December 31, 2007	6,323,429	$7.63
Granted	—	—
Exercised	(6,500)	$7.63
Forfeited	(11,276)	$7.63

Outstanding at March 31, 2008	6,305,653	$7.63

Options exercisable at March 31, 2008	4,973,962	$7.63

     The Company recorded compensation expense of $716 and a tax benefit of approximately $275 during the three months ended March 31, 2008, related to the outstanding stock options. As of March 31, 2008, the unrecognized compensation expense related to outstanding stock options was $2,864 and the weighted average period over which this remaining compensation expense will be recognized is approximately 1 year. All options outstanding at March 31, 2008 have an average remaining contractual life of approximately 6.5 years.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Restricted Stock – During October 2007, Cinemark Holdings, Inc. issued 21,880 shares of restricted stock to its independent directors at a purchase price of $0.001 per share. The fair value of the shares was approximately $400 based on the market value of Cinemark Holdings, Inc.’s stock on the date of grant, which was $18.28 per share. These restricted stock awards fully vest on June 29, 2008 after one year of service. Cinemark Holdings, Inc. recorded compensation expense of $100 related to these awards during the three months ended March 31, 2008. The remaining compensation expense of $100 will be recognized by Cinemark Holdings, Inc. during the three months ended June 30, 2008.
     During the three months ended March 31, 2008, Cinemark Holdings, Inc. granted 141,585 shares of restricted stock to employees of the Company. The fair value of the shares of restricted stock was determined based on the market value of Cinemark Holdings, Inc.’s stock on the dates of grant, which ranged from $12.89 to $14.65 per share. The Company assumed forfeiture rates ranging from zero to approximately 2% for the restricted stock awards. The restricted stock vests over periods ranging from eighteen months to four years based on continued service by the employee. The Company recorded compensation expense of $42 related to these restricted stock awards during the three months ended March 31, 2008. As of March 31, 2008, the remaining unrecognized compensation expense related to these restricted stock awards was $1,880 and the weighted average period over which this remaining compensation expense will be recognized is approximately 3.5 years. Upon vesting, the Company receives a tax deduction. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     A summary of restricted stock activity for the three months ended March 31, 2008 is as follows:

Shares of
Restricted
Stock
Outstanding at December 31, 2007	21,880
Granted	141,585
Forfeited	—

Outstanding at March 31, 2008	163,465

Unvested restricted stock at March 31, 2008	163,465

     Restricted Stock Units – During the three months ended March 31, 2008, Cinemark Holdings, Inc. granted restricted stock units representing 113,456 hypothetical shares of common stock under the Restated Incentive Plan to certain executive officers who, the Compensation Committee believes, will be the named executive officers for 2008. The restricted stock unit awards are subject to stockholder approval at Cinemark Holdings, Inc.’s annual meeting of stockholders to be held on May 15, 2008. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2010 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest will be subject to an additional service requirement and will be paid in the form of common stock if the participant continues to provide services through March 28, 2012, which is the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards become vested.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a table summarizing the potential awards at each of the three levels of financial performance:

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	37,819	$487
at IRR of at least 10.5%	75,638	$975
at IRR of at least 12.5%	113,456	$1,462
     Due to the fact that the IRR for the three year period ending December 31, 2010 cannot be determined at the time of grant, the Company has estimated that the most likely outcome is the achievement of the mid-point IRR level. As a result, the total compensation expense to be recorded for the restricted stock unit awards is $975 assuming a total of 75,638 units will vest at the end of the four year period. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year period ending December 31, 2010, the Company will reassess the number of units that will vest and adjust its compensation expense accordingly on a prospective basis over the remaining service period. The Company recorded compensation expense of $3 related to these awards during the three months ended March 31, 2008. As of March 31, 2008, the remaining unrecognized compensation expense related to these restricted stock unit awards was $972 and the weighted average period over which the remaining compensation expense will be recognized is approximately 4 years.
8. Early Retirement of Long-Term Debt
     On March 6, 2007, the Company commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of its 9% senior subordinated notes, of which $332,250 aggregate principal amount remained outstanding. In connection with the tender offer, the Company solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, approximately $332,000 aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by the Company for approximately $360,164, including accrued interest and premiums paid. The Company funded the repurchase with the net proceeds received from the NCM Transaction (see Note 4). The Company recorded a loss on early retirement of debt of $7,829 during the three months ended March 31, 2007, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium.
     On March 20, 2008, in one open market purchase, the Company repurchased $10,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $8,950. The Company funded the transaction with proceeds from the initial public offering of Cinemark Holdings, Inc.’s common stock. As a result of the transaction, the Company recorded a loss on early retirement of debt of $40 during the three months ended March 31, 2008, which primarily includes the write-off of unamortized debt issue costs partially offset by a discount on the repurchased senior discount notes.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings.
     As of March 31, 2008, the aggregate fair value of the interest rate swaps was a liability of approximately $37,836, which has been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $23,307, net of taxes, has been recorded as a decrease in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet as of March 31, 2008. The interest rate swaps exhibited no ineffectiveness during the three months ended March 31, 2008.
10. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Balance at December 31, 2007	$979,148	$155,541	$1,134,689
Foreign currency translation adjustments (1)	(160)	4,146	3,986

Balance at March 31, 2008	$978,988	$159,687	$1,138,675

(1)      U.S. operating segment includes one theatre located in Canada.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company evaluates goodwill for impairment on an annual basis at fiscal year-end or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The goodwill impairment evaluation is a two-step approach requiring the Company to compute the estimated fair value of a reporting unit and compare it with its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. Prior to January 1, 2008, the Company considered its theatres reporting units for purposes of evaluating goodwill for impairment. Recent changes in the organization, including changes in the structure of the Company’s executive management team, Cinemark Holdings, Inc.’s initial public offering, the resulting changes in the level at which the Company’s management team evaluates the business on a regular basis, and the Century Acquisition that increased the size of the Company’s theatre base by approximately 25%, led the Company to conclude that its U.S. regions and international countries are now more reflective of how it manages and operates its business. Accordingly, the Company’s U.S. regions and international countries represent the appropriate reporting units for purposes of evaluating goodwill for impairment. Consequently, effective January 1, 2008, the Company changed the reporting unit to sixteen regions in the U.S. and eight countries internationally from approximately 400 theatres. The goodwill impairment test performed during December 2007 that resulted in the recording of impairment charges during the year ended December 31, 2007, reflects the final calculation utilizing theatres as the reporting units.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

			Foreign
	Balance at		Currency	Balance at
	December 31,		Translation	March 31,
	2007	Amortization	Adjustments	2008
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$5,138	$—	$—	$5,138
Accumulated amortization	(1,565)	(106)	—	(1,671)

Net carrying amount	3,573	(106)	—	3,467

Vendor contracts:
Gross carrying amount	56,973	—	292	57,265
Accumulated amortization	(23,342)	(909)	—	(24,251)

Net carrying amount	33,631	(909)	292	33,014

Net favorable leases:
Gross carrying amount	20,691	—	(77)	20,614
Accumulated amortization	(15,581)	(704)	—	(16,285)

Net carrying amount	5,110	(704)	(77)	4,329

Other intangible assets:
Gross carrying amount	69	—	—	69
Accumulated amortization	(20)	(1)	—	(21)

Net carrying amount	49	(1)	—	48

Total net intangible assets with finite lives	42,363	(1,720)	215	40,858
Intangible assets with indefinite lives:
Tradename	310,681	—	360	311,041
Other unamortized intangible assets	3	—	—	3

Total intangible assets — net	$353,047	$(1,720)	$575	$351,902

     Aggregate amortization expense of $1,728 for the three months ended March 31, 2008 consisted of $1,720 of amortization of intangible assets and $8 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2008	$4,684
For the twelve months ended December 31, 2009	5,287
For the twelve months ended December 31, 2010	5,005
For the twelve months ended December 31, 2011	4,551
For the twelve months ended December 31, 2012	3,686
Thereafter	17,645

Total	$40,858

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
11. Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during the three months ended March 31, 2007 and March 31, 2008. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     The Company’s long-lived asset impairment losses of $4,487 for the three months ended March 31, 2008 were for U.S. theatre properties. The Company’s long-lived asset impairment losses of $49,730 for the three months ended March 31, 2007 consisted of $6,381 for theatre properties, $40,811 of goodwill related to theatre properties and $2,538 of intangible assets associated with theatre properties. As a result of the NCM Transaction discussed in Note 4, and more specifically the modification of the NCM Exhibitor Services Agreement with the Company, which significantly reduced the contractual amounts paid to the Company, the Company evaluated the carrying value of its goodwill as of March 31, 2007 leading to a majority of the goodwill impairment charges recorded during the three months ended March 31, 2007.
12. Foreign Currency Translation
     The accumulated other comprehensive income account in stockholders’ equity of $32,695 and $29,624 at December 31, 2007 and March 31, 2008, respectively, includes the cumulative foreign currency adjustments from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.
     In 2008 and 2007, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account recorded as an increase in, or reduction of, stockholders’ equity.
     On March 31, 2008, the exchange rate for the Brazilian real was 1.75 reais to the U.S. dollar (the exchange rate was 1.77 reais to the U.S. dollar at December 31, 2007). As a result, the effect of translating the March 31, 2008 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $3,001. At March 31, 2008, the total assets of the Company’s Brazilian subsidiaries were U.S. $211,840.
     On March 31, 2008, the exchange rate for the Mexican peso was 10.71 pesos to the U.S. dollar (the exchange rate was 10.92 pesos to the U.S. dollar at December 31, 2007). As a result, the effect of translating the March 31, 2008 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $2,450. At March 31, 2008, the total assets of the Company’s Mexican subsidiaries were U.S. $162,506.
     On March 31, 2008, the exchange rate for the Chilean peso was 440.0 pesos to the U.S. dollar (the exchange rate was 497.7 pesos to the U.S. dollar at December 31, 2007). As a result, the effect of translating the March 31, 2008 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
accumulated other comprehensive income account as an increase in stockholders’ equity of $1,968. At March 31, 2008, the total assets of the Company’s Chilean subsidiaries were U.S. $30,839.
13. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended
	March 31,
	2008	2007

Net income	$4,798	$118,304
Fair value adjustments on interest rate swap agreements (see Note 9)	(11,959)	(1,206)
Foreign currency translation adjustment (see Note 12)	8,888	1,868

Comprehensive income	$1,727	$118,966

14. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2008	2007

Cash paid for interest	$26,522	$43,932
Cash paid for income taxes, net of refunds received	$(5,063)	$840

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$—	$2,109
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(5,104)	$(3,402)
Theatre properties acquired under capital lease	$7,911	$—
15. Segments
     At March 31, 2008, the Company operates its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company’s management evaluates the performance of its assets on a consolidated basis.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2008	2007

Revenues
U.S.	$308,799	$306,374
International	93,109	72,263
Eliminations	(892)	(615)

Total Revenues	$401,016	$378,022

Adjusted EBITDA
U.S.	$65,009	$66,792
International	19,284	13,395

Total Adjusted EBITDA	$84,293	$80,187

Capital Expenditures
U.S.	$25,895	$24,897
International	4,906	7,168

Total Capital Expenditures	$30,801	$32,065

     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2008	2007

Net income	$4,798	$118,304
Add (deduct):
Income taxes	3,358	35,393
Interest expense (1)	32,073	41,497
Gain on NCM Transaction	—	(210,773)
Loss on early retirement of debt	40	7,829
Other income	(772)	(2,483)
Depreciation and amortization	37,407	36,875
Amortization of favorable leases	704	934
Impairment of long-lived assets	4,487	49,730
(Gain) loss on sale of assets and other	(199)	305
Deferred lease expenses	1,232	1,607
Amortization of long-term prepaid rents	404	236
Share based awards compensation expense	761	733

Adjusted EBITDA	$84,293	$80,187

(1)	Includes amortization of debt issue costs.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
	2008	2007

Revenues
U.S. and Canada	$308,799	$306,374
Brazil	44,634	34,412
Mexico	19,402	16,678
Other foreign countries	29,073	21,173
Eliminations	(892)	(615)

Total	$401,016	$378,022

	March 31,	December 31,
	2008	2007

Theatre Properties and Equipment-net
U.S. and Canada	$1,133,412	$1,137,244
Brazil	70,775	72,635
Mexico	59,943	59,201
Other foreign countries	45,812	44,986

Total	$1,309,942	$1,314,066

16. Related Party Transactions
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, who owns approximately 12% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $31 and $30 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the three months ended March 31, 2007 and 2008, respectively.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $22 and $23 of management fee revenues during the three months ended March 31, 2007 and 2008, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 25 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 8% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Raymond Syufy is one of the Company’s directors and is an officer of the general partner of Syufy. Of these 27 leases, 22 have fixed minimum annual rent in an aggregate amount of approximately $23,280. Of these 22 leases with fixed minimum annual rent, 17 have a remaining lease term plus extension option(s) that exceed 30 years, four have a remaining lease term plus extension option(s) that exceed 17 years, and one has a remaining lease term of approximately two years. Three of these 22 leases have triggering events that allow the Company to convert the fixed minimum rent to a fixed percentage of gross sales as defined in the lease with the further right to terminate the lease if the theatre level cash flow drops below $0. Five of these 22 leases have triggering events that allow the Company to terminate the lease prior to expiration of the term. The five leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. Four of these percentage rent leases expire in approximately six months but have automatic 12 month renewal options, and the Company has the right to terminate the leases if theatre level cash flow drops below $0. One of these percentage rent leases has a remaining term of six months and Syufy has the right to terminate this lease prior to the end of the term.
     The Company also has an office lease with Syufy for corporate office space in San Rafael, California. The lease will expire in September 2008. The lease has a fixed minimum annual rent of approximately $300.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amended the profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock received a profit interest in two theatres once the Company recovered its capital investment in these theatres plus its borrowing costs. During the three months ended March 31, 2007, the Company recorded $114 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statement of income. After Cinemark Holdings, Inc.’s initial public offering in April 2007, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the agreement. The Company also paid payroll taxes of approximately $99 related to the payment made to terminate the amended and restated profit participation agreement. The agreement with Mr. Stock has been terminated.
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
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. For financial reporting purposes at March 31, 2008, we have two reportable operating segments, our U.S. operations and our international operations.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended
	March 31,
Operating data (in millions):	2008	2007
Revenues
Admissions	$262.4	$244.0
Concession	122.2	115.1
Other	16.4	18.9

Total revenues	$401.0	$378.0

Theatre operating costs (1)
Film rentals and advertising	$138.1	$128.3
Concession supplies	18.7	17.5
Salaries and wages	42.6	40.2
Facility lease expense	56.3	51.6
Utilities and other	48.2	44.2

Total theatre operating costs	$303.9	$281.8

Operating data as a percentage of revenues (2):
Revenues
Admissions	65.4%	64.6%
Concession	30.5%	30.4%
Other	4.1%	5.0%

Total revenues	100.0%	100.0%

Theatre operating costs (1) (2)
Film rentals and advertising	52.7%	52.6%
Concession supplies	15.3%	15.2%
Salaries and wages	10.6%	10.6%
Facility lease expense	14.0%	13.7%
Utilities and other	12.0%	11.7%
Total theatre operating costs	75.8%	74.6%

Average screen count (month end average)	4,658	4,481

Revenues per average screen (in dollars)	$86,101	$84,356

(1)	Excludes depreciation and amortization expense.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2008 and 2007
     Revenues. Total revenues increased $23.0 million to $401.0 million for the three months ended March 31, 2008 (“first quarter of 2008”) from $378.0 million for the three months ended March 31, 2007 (“first quarter of 2007”), representing a 6.1% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Admissions revenues (in millions)	$202.8	$197.5	2.7%	$59.6	$46.5	28.2%	$262.4	$244.0	7.5%

Concession revenues (in millions)	$96.7	$95.6	1.2%	$25.5	$19.5	30.8%	$122.2	$115.1	6.2%

Other revenues (in millions) (1)	$8.4	$12.7	(33.9)%	$8.0	$6.2	29.0%	$16.4	$18.9	(13.2%)

Total revenues (in millions) (1)	$307.9	$305.8	0.7%	$93.1	$72.2	28.9%	$401.0	$378.0	6.1%

Attendance (in millions)	34.3	34.9	(1.7)%	15.4	14.3	7.7%	49.7	49.2	1.0%

Revenues per screen (in dollars) (1)	$84,416	$86,771	(2.7)%	$92,187	$75,468	22.2%	$86,101	$84,356	2.1%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.
• Consolidated. The increase in admissions revenues of $18.4 million was attributable to a 1.0% increase in attendance from 49.2 million patrons for the first quarter of 2007 to 49.7 million patrons for the first quarter of 2008, which contributed $0.1 million, and a 6.5% increase in average ticket price from $4.96 for the first quarter of 2007 to $5.28 for the first quarter of 2008, which contributed $18.3 million. The increase in concession revenues of $7.1 million was primarily attributable to a 5.1% increase in concession revenues per patron from $2.34 for the first quarter of 2007 to $2.46 for the first quarter of 2008. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the impact of exchange rates in certain countries in which we operate. The 13.2% decrease in other revenues was primarily attributable to reduced screen advertising revenues earned in the U.S. under the amended Exhibitor Services Agreement with NCM. See Note 4 to the condensed consolidated financial statements.
• U.S. The increase in admissions revenues of $5.3 million was primarily attributable to a 4.6% increase in average ticket price from $5.65 for the first quarter of 2007 to $5.91 for the first quarter of 2008, slightly offset by a 1.7% decline in attendance. The increase in concession revenues of $1.1 million was primarily attributable to a 3.3% increase in concession revenues per patron from $2.73 for the first quarter of 2007 to $2.82 for the first quarter of 2008. The increases in average ticket price and concession revenues per patron were primarily due to price increases. The $4.3 million, or 33.9%, decrease in other revenues was primarily attributable to reduced screen advertising revenues earned under the amended Exhibitor Services Agreement with NCM. See Note 4 to the condensed consolidated financial statements.
• International. The increase in admissions revenues of $13.1 million was attributable to an 18.4% increase in average ticket price from $3.26 for the first quarter of 2007 to $3.86 for the first quarter of 2008, which contributed $9.3 million, and a 7.7% increase in attendance, which contributed $3.8 million. The increase in concession revenues of $6.0 million was attributable to a 20.4% increase in concession revenues per patron from $1.37 for the first quarter of 2007 to $1.65 for the first quarter of 2008, which contributed $4.3 million, and a 7.7% increase in attendance, which contributed $1.7 million. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the impact of exchange rates in certain countries in which we operate. The increase in attendance was primarily due to the solid performance of the 2007 carryover films in our international markets in the first quarter of 2008 and new theatre openings.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $303.9 million, or 75.8% of revenues, for the first quarter of 2008 compared to $281.8 million, or 74.6% of revenues, for the first quarter of 2007. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007
Film rentals and advertising	$108.9	$105.5	$29.2	$22.8	$138.1	$128.3
Concession supplies	12.5	12.5	6.2	5.0	$18.7	$17.5
Salaries and wages	35.4	34.3	7.2	5.9	$42.6	$40.2
Facility lease expense	41.5	39.9	14.8	11.7	$56.3	$51.6
Utilities and other	36.3	34.3	11.9	9.9	$48.2	$44.2

Total theatre operating costs	$234.6	$226.5	$69.3	$55.3	$303.9	$281.8

• Consolidated. Film rentals and advertising costs were $138.1 million, or 52.7% of admissions revenues, for the first quarter of 2008 compared to $128.3 million, or 52.6% of admissions revenues, for the first quarter of 2007. The increase in film rentals and advertising costs of $9.8 million is primarily due to an $18.4 million increase in admissions revenues, which contributed $9.2 million, and an increase in our film rental and advertising rate, which contributed $0.6 million. Concession supplies expense was $18.7 million, or 15.3% of concession revenues, for the first quarter of 2008, compared to $17.5 million, or 15.2% of concession revenues, for the first quarter of 2007. The increase in concession supplies expense of $1.2 million is primarily due to increased concession revenues.
Salaries and wages increased to $42.6 million for the first quarter of 2008 from $40.2 million for the first quarter of 2007 primarily due to minimum wage increases in the U.S. during the latter part of 2007, the impact of exchange rates in certain countries in which we operate, and new theatre openings. Facility lease expense increased to $56.3 million for the first quarter of 2008 from $51.6 million for the first quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $48.2 million for the first quarter of 2008 from $44.2 million for the first quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate.
• U.S. Film rentals and advertising costs were $108.9 million, or 53.7% of admissions revenues, for the first quarter of 2008 compared to $105.5 million, or 53.4% of admissions revenues, for the first quarter of 2007. The increase in film rentals and advertising costs of $3.4 million is due to a $5.3 million increase in admissions revenues, which contributed $2.8 million, and an increase in our film rentals and advertising rate, which contributed $0.6 million. Concession supplies expense was $12.5 million for the first quarter of 2008 and the first quarter of 2007. As a percentage of concession revenues, concession supplies expense was 12.9% for the first quarter of 2008 compared to 13.1% for the first quarter of 2007.
Salaries and wages increased to $35.4 million for the first quarter of 2008 from $34.3 million for the first quarter of 2007 primarily due to minimum wage increases during the latter part of 2007 and new theatre openings. Facility lease expense increased to $41.5 million for the first quarter of 2008 from $39.9 million for the first quarter of 2007 primarily due to new theatre openings. Utilities and other costs increased to $36.3 million for the first quarter of 2008 from $34.3 million for the first quarter of 2007 primarily due to new theatre openings.

• International. Film rentals and advertising costs were $29.2 million, or 49.0% of admissions revenues, for the first quarter of 2008 compared to $22.8 million, or 49.0% of admissions revenues, for the first quarter of 2007. The increase in film rentals and advertising costs is primarily due to increased admissions revenues. Concession supplies expense was $6.2 million, or 24.3% of concession revenues, for the first quarter of 2008 compared to $5.0 million, or 25.6% of concession revenues, for the first quarter of 2007. The increase in concession supplies expense is primarily due to increased concession revenues.
Salaries and wages increased to $7.2 million for the first quarter of 2008 from $5.9 million for the first quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $14.8 million for the first quarter of 2008 from $11.7 million for the first quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $11.9 million for the first quarter of 2008 from $9.9 million for the first quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate.
     General and Administrative Expenses. General and administrative expenses increased to $20.3 million for the first quarter of 2008 from $18.6 million for the first quarter of 2007. The increase was primarily due to increased service charges related to increased credit card activity and increased professional fees.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $38.1 million for the first quarter of 2008 compared to $37.8 million for the first quarter of 2007 primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $4.5 million for the first quarter of 2008 compared to $49.7 million during the first quarter of 2007. Impairment charges for the first quarter of 2008 consisted of $4.5 million of theatre properties. Impairment charges for the first quarter of 2007 consisted of $6.4 million of theatre properties, $40.8 million of goodwill and $2.5 million of intangible assets associated with theatre properties. As a result of the modification to the NCM Exhibitor Services Agreement during the first quarter of 2007, we performed a goodwill impairment evaluation on all of our U.S. theatres, which led to a majority of the goodwill impairment charges recorded during the first quarter of 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See notes 4, 10 and 11 to our condensed consolidated financial statements. See also discussion of Gain on NCM Transaction.
     (Gain) Loss on Sale of Assets and Other. We recorded a gain on sale of assets and other of $0.2 million during the first quarter of 2008 compared to a loss on sale of assets and other of $0.3 million during the first quarter of 2007. The gain recorded during the first quarter of 2008 was due to the gain on sale of land parcels slightly offset by the write-off of theatre equipment that was replaced. The loss recorded during the first quarter of 2007 was due to a loss on the sale of real property associated with one of our U.S. theatres.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $32.1 million for the first quarter of 2008 compared to $41.5 million for the first quarter of 2007. The decrease was primarily due to a reduction in the variable interest rates on a portion of our long-term debt and the repurchase of substantially all of our outstanding 9% senior subordinated notes that occurred during March 2007.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of $0.1 million during the first quarter of 2008, which consisted of the write-off of unamortized debt issue costs partially offset by a discount on the repurchase of $10.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. We recorded a loss on early retirement of debt of $7.8 million during the first quarter of 2007, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium, associated with the repurchase of $332.0 million aggregate principal amount of our 9% senior subordinated notes during March 2007.
     Gain on NCM Transaction. During the first quarter of 2007, we recorded a gain of $210.8 million on the sale of a portion of our equity investment in NCM in conjunction with the initial public offering of NCM Inc. Our ownership interest in NCM was reduced from approximately 25% to approximately 14% as part of this sale of stock in the offering. See Note 4 to our condensed consolidated financial statements.

     Distributions from NCM. We recorded distributions from NCM of $5.2 million during the first quarter of 2008, which were in excess of the carrying value of our investment. See Note 4 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $3.4 million was recorded for the first quarter of 2008 compared to $35.4 million recorded for the first quarter of 2007. The effective tax rate was 41.2% for the first quarter of 2008 compared to 23.0% for the first quarter of 2007. The change in the effective tax rate from the first quarter of 2007 to the first quarter of 2008 was mainly due to the gain on the NCM Transaction recorded in the first quarter of 2007. See Note 6 to our condensed consolidated financial statements.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
     There have been no material changes in our system of internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting within the period covered by this report.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business – Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 28, 2008.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed March 28, 2008.
Item 5. Other information

SUPPLEMENTAL SCHEDULES REQUIRED BY THE INDENTURE FOR THE
SENIOR DISCOUNT NOTES
     As required by the Indenture governing the Company’s 9 3/4% senior discount notes, the Company has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the Indenture. As required by the Indenture, the Company has included condensed consolidating balance sheets and condensed consolidating statements of income and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the Indenture.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2008
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$200,291	$27,417	$—	$227,708
Other current assets	52,060	(1,485)	—	50,575

Total current assets	252,351	25,932	—	278,283

THEATRE PROPERTIES AND EQUIPMENT — net	1,309,942	—	—	1,309,942

OTHER ASSETS	1,584,249	659	(8,225)	1,576,683

TOTAL ASSETS	$3,146,542	$26,591	$(8,225)	$3,164,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12,001	$—	$—	$12,001
Current portion of capital lease obligations	5,089	—	—	5,089
Accounts payable and accrued expenses	150,702	—	—	150,702

Total current liabilities	167,792	—	—	167,792

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,511,931	—	—	1,511,931
Other long-term liabilities	539,937	—	—	539,937

Total long-term liabilities	2,051,868	—	—	2,051,868

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARIES	18,148	—	—	18,148

STOCKHOLDERS’ EQUITY	908,734	26,591	(8,225)	927,100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,146,542	$26,591	$(8,225)	$3,164,908

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
REVENUES	$401,016	$—	$—	$401,016

COST OF OPERATIONS
Theatre operating costs	303,963	—	—	303,963
General and administrative expenses	20,335	4	—	20,339
Depreciation and amortization	38,111	—	—	38,111
Impairment of long-lived assets	4,487	—	—	4,487
Gain on sale of assets and other	(199)	—	—	(199)

Total cost of operations	366,697	4	—	366,701

OPERATING INCOME (LOSS)	34,319	(4)	—	34,315

OTHER INCOME (EXPENSE)	(30,969)	4,810	—	(26,159)

INCOME BEFORE INCOME TAXES	3,350	4,806	—	8,156

Income taxes	1,512	1,846	—	3,358

NET INCOME	$1,838	$2,960	$—	$4,798

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$1,838	$2,960	$—	$4,798
Adjustments to reconcile net income to cash provided by operating activities	48,458	601	—	49,059
Changes in assets and liabilities	(31,568)	1,573	—	(29,995)

Net cash provided by operating activities	18,728	5,134	—	23,862

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(30,801)	—	—	(30,801)
Proceeds from sale of theatre properties and equipment	2,439	—	—	2,439
Increase in escrow deposit due to like-kind exchange	(2,089)	—	—	(2,089)
Investment in joint venture — DCIP	—	(1,000)	—	(1,000)

Net cash used for investing activities	(30,451)	(1,000)	—	(31,451)

FINANCING ACTIVITIES
Capital contributions from parent	8,950	—	—	8,950
Repurchase of senior discount notes	(6,174)	—	—	(6,174)
Repayments of long-term debt	(1,266)	—	—	(1,266)
Other	(1,256)	—	—	(1,256)

Net cash provided by financing activities	254	—	—	254

Effect of exchange rate changes on cash and cash equivalents	1,641	—	—	1,641

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,828)	4,134	—	(5,694)

Beginning of period	210,119	23,283	—	233,402

End of period	$200,291	$27,417	$—	$227,708

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

Item 6. Exhibits

*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK, INC. Registrant
DATE: May 9, 2008
/s/ Alan W. Stock
Alan W. Stock
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.