Form 10-Q
period 2008-06-30
CINEMARK INC
filed 2008-08-08
CIK 1173463

CINEMARK, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(A) AND (B) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of July 31, 2008, 27,896,316 shares of common stock were outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$346,799	$233,402
Inventories	8,195	7,000
Accounts receivable	33,230	34,832
Income tax receivable	—	18,422
Current deferred tax asset	5,441	5,215
Prepaid expenses and other	7,194	10,070

Total current assets	400,859	308,941

THEATRE PROPERTIES AND EQUIPMENT	1,890,966	1,818,505
Less accumulated depreciation and amortization	588,586	504,439

Theatre properties and equipment — net	1,302,380	1,314,066

OTHER ASSETS
Goodwill	1,148,487	1,134,689
Intangible assets — net	351,832	353,047
Investments in and advances to affiliates	21,983	5,071
Deferred charges and other assets — net	57,831	77,393

Total other assets	1,580,133	1,570,200

TOTAL ASSETS	$3,283,372	$3,193,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12,770	$9,166
Current portion of capital lease obligations	5,203	4,684
Income tax payable	5,273	—
Advances from affiliates	6,286	—
Accounts payable and accrued expenses	203,642	204,327

Total current liabilities	233,174	218,177

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,517,877	1,514,579
Capital lease obligations, less current portion	121,601	116,486
Deferred income taxes	154,872	168,475
Long-term portion FIN 48 liability	16,490	15,500
Deferred lease expenses	21,444	19,235
Deferred revenue — NCM	190,823	172,696
Other long-term liabilities	33,608	36,214

Total long-term liabilities	2,056,715	2,043,185

COMMITMENTS AND CONTINGENCIES (see Note 17)

MINORITY INTERESTS IN SUBSIDIARIES	18,296	16,182

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value: 40,000,000 shares authorized and 27,896,316 shares issued and outstanding	28	28
Additional paid-in-capital	817,544	806,742
Retained earnings	96,393	76,198
Accumulated other comprehensive income	61,222	32,695

Total stockholders’ equity	975,187	915,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,283,372	$3,193,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUES
Admissions	$294,425	$283,117	$556,792	$527,107
Concession	141,474	138,448	263,631	253,535
Other	21,335	18,471	37,827	37,416

Total revenues	457,234	440,036	858,250	818,058

COST OF OPERATIONS
Film rentals and advertising	163,799	159,084	301,939	287,378
Concession supplies	23,205	22,668	41,954	40,125
Salaries and wages	45,321	45,444	87,908	85,626
Facility lease expense	56,124	53,253	112,446	104,898
Utilities and other	50,411	48,219	98,576	92,412
General and administrative expenses	24,235	18,297	44,574	36,937
Termination of profit participation agreement	—	6,952	—	6,952
Depreciation and amortization	37,840	36,720	75,247	73,595
Amortization of favorable leases	699	625	1,403	1,559
Impairment of long-lived assets	1,342	7,036	5,829	56,766
(Gain) loss on sale of assets and other	1,109	(1,864)	910	(1,559)

Total cost of operations	404,085	396,434	770,786	784,689

OPERATING INCOME	53,149	43,602	87,464	33,369

OTHER INCOME (EXPENSE)
Interest expense	(30,061)	(35,301)	(62,134)	(76,798)
Interest income	2,475	2,266	5,250	6,049
Gain on NCM transaction	—	—	—	210,773
Gain on Fandango transaction	—	9,205	—	9,205
Foreign currency exchange gain (loss)	(24)	(57)	(240)	163
Loss on early retirement of debt	—	(123)	(40)	(7,952)
Distributions from NCM	3,403	1,362	8,585	1,362
Equity in loss of affiliates	(692)	(265)	(1,327)	(1,496)
Minority interests in income of subsidiaries	(1,092)	(606)	(2,244)	(895)

Total other income (expense)	(25,991)	(23,519)	(52,150)	140,411

INCOME BEFORE INCOME TAXES	27,158	20,083	35,314	173,780

Income taxes	11,761	(26,456)	15,119	8,937

NET INCOME	$15,397	$46,539	$20,195	$164,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$20,195	$164,843

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	73,244	71,566
Amortization of intangible and other assets	3,406	3,588
Amortization of long-term prepaid rents	829	511
Amortization of debt issue costs	2,338	2,363
Amortization of debt premium	—	(678)
Amortization of deferred revenues, deferred lease incentives, and other	(1,748)	(875)
Impairment of long-lived assets	5,829	56,766
Share based awards compensation expense	1,853	1,449
Gain on NCM transaction	—	(210,773)
Gain on Fandango transaction	—	(9,205)
(Gain) loss on sale of assets and other	910	(1,559)
Write-off of unamortized bond premiums and unamortized debt issue costs related to the early retirement of debt	193	(17,098)
Accretion of interest on senior discount notes	20,039	21,150
Deferred lease expenses	2,146	3,311
Deferred income tax expenses	(14,506)	(126,443)
Equity in loss of affiliates	1,327	1,496
Minority interests in income of subsidiaries	2,244	895

Changes in assets and liabilities:
Inventories	(1,195)	(728)
Accounts receivable	1,602	(1,322)
Prepaid expenses and other	2,876	300
Other assets	(4,778)	(2,144)
Advances with affiliates	7,993	(742)
Accounts payable and accrued expenses	657	(21,175)
Interest paid on repurchased senior discount notes	(2,929)	—
Increase in deferred revenues related to NCM Transaction	—	174,001
Increase in deferred revenues related to Fandango Transaction	—	5,000
Other long-term liabilities	13	(5,171)
Income tax receivable/payable	24,685	55,094

Net cash provided by operating activities	147,223	164,420

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(51,916)	(73,148)
Proceeds from sale of theatre properties and equipment	2,224	13,915
Increase in escrow deposits due to like-kind exchange	(2,089)	—
Return of escrow deposits	23,439	—
Acquisition of one theatre	(5,011)	—
Investment in joint venture — DCIP	(1,000)	(1,500)
Net proceeds from sale of NCM stock	—	214,842
Net proceeds from sale of Fandango stock	—	11,347

Net cash provided by (used for) investing activities	(34,353)	165,456

FINANCING ACTIVITIES
Capital contribution from parent	8,950	—
Retirement of senior discount notes	(6,174)	—
Retirement of senior subordinated notes	—	(332,066)
Repayments of long-term debt	(4,050)	(7,200)
Payments on capital leases	(2,363)	(1,760)
Other	(340)	(208)

Net cash used for financing activities	(3,977)	(341,234)

Effect of exchange rate changes on cash and cash equivalents	4,504	2,527

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,397	(8,831)

CASH AND CASH EQUIVALENTS:
Beginning of period	233,402	147,099

End of period	$346,799	$138,268

SUPPLEMENTAL INFORMATION (see Note 14)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. The Company and Basis of Presentation
     Cinemark, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the six months ended June 30, 2008.
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
     These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2007, included in the Annual Report on Form 10-K filed March 28, 2008 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results to be achieved for the full year.
2. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 became effective for the Company beginning January 1, 2008 (January 1, 2009 for nonfinancial assets and liabilities). Adoption of this statement did not have a significant impact on the Company’s condensed consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for business combinations that occur after December 15, 2008. Early adoption and retroactive application of

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
SFAS No. 141 (R) to fiscal years preceding the effective date is not permitted. The Company is evaluating the impact of SFAS No. 141(R) on its condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact of SFAS No. 160 on its condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This statement intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company’s adoption of SFAS No. 161 will not impact its condensed consolidated financial statements, however the Company is evaluating the impact of SFAS No. 161 on its disclosures.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The issuance of SFAS No. 162 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.
3. Cinemark Holdings, Inc.’s Initial Public Offering
     On April 24, 2007, Cinemark Holdings, Inc. completed an initial public offering of its common stock. Cinemark Holdings, Inc. and selling stockholders sold a combined 28,000,000 shares of their common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds, before expenses, received by Cinemark Holdings, Inc. were $249,375 and Cinemark Holdings, Inc. paid approximately $3,397 in legal, accounting and other fees during the six months ended June 30, 2007, all of which were recorded in additional paid-in-capital. On May 21, 2007, the underwriters purchased an additional 269,100 shares out of an additional 2,800,000 shares that were authorized for sale by the selling stockholders. Cinemark Holdings, Inc. did not receive any proceeds from the sale of shares by the selling stockholders. Cinemark Holdings, Inc. has utilized and expects to continue to utilize the net proceeds to repurchase a portion of the remaining 9 3/4% senior discount notes or repay debt outstanding under the senior secured credit facility. Cinemark Holdings, Inc. has significant flexibility in applying the net proceeds from the initial public offering. Cinemark Holdings, Inc. has invested the remaining net proceeds in short-term, investment-grade marketable securities or money market funds.
4. Investment in National CineMedia and Transaction Related to its Initial Public Offering
     In March 2005, Regal Entertainment Inc. (“Regal”) and AMC Entertainment Inc. (“AMC”) formed National CineMedia, LLC, or NCM, and on July 15, 2005, the Company joined NCM, as one of the founding members. NCM operates the largest digital in-theatre network in the U.S. for providing cinema advertising and non-film events and combines the cinema advertising and non-film events businesses of the three largest motion picture companies in the U.S. Upon joining NCM, the Company and NCM entered into an Exhibitor Services Agreement, pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. On February 13, 2007, National

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
CineMedia, Inc. (“NCM, Inc.”), a newly formed entity that now serves as a member and the sole manager of NCM, completed an initial public offering of its common stock. In connection with the NCM, Inc. initial public offering, the Company amended its operating agreement with NCM and the Exhibitor Services Agreement pursuant to which NCM provides advertising, promotion and event services to the Company’s theatres. In connection with NCM Inc.’s initial public offering and the transactions described below (the “NCM Transaction”), the Company received an aggregate of $389,003.
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
     In 2008, NCM performed a common unit adjustment calculation in accordance with the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, Regal and AMC. The common unit adjustment is based on the change in the number of screens operated by and attendance of the Company, AMC and Regal. As a result of the common unit adjustment calculation, the Company received an additional 846,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $19,020. The common unit adjustment resulted in an increase in the Company’s ownership percentage in NCM from approximately 14.0% to approximately 14.5%.
     During May 2008, Regal completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, Regal was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM from 14.5% to 14.1%. The Company recognized a change of interest loss of approximately $75 during the three and six months ended June 30, 2008 as a result of this extraordinary common unit adjustment, which is reflected in (gain) loss on sale of assets and other on the condensed consolidated statement of income.
     As of June 30, 2008, the Company owned a total of 13,991,652 common units.
     During the six months ended June 30, 2007 and 2008, the Company recorded equity income (losses) in NCM of ($1,284) and $37, respectively. The Company recognized $4,961 and $1,814 of other revenue from NCM during the six months ended June 30, 2007 and 2008, respectively. The Company had a receivable due from NCM of $225 and $126 as of December 31, 2007 and June 30, 2008, respectively, related to screen advertising and other ancillary revenue. The Company is entitled to receive mandatory quarterly distributions of excess cash from NCM. During the six months ended June 30, 2007 and 2008, the Company received distributions of approximately $1,362 and $8,585, respectively, which were in excess of the carrying value of its investment in NCM and are reflected as distributions from NCM on the condensed consolidated statement of income.
     Below is summary financial information for NCM for the three and six month periods ended June 26, 2008:

	Three Months Ended	Six Months Ended
	June 26, 2008	June 26, 2008
Gross revenues	$86,736	$149,388
Operating income	$39,086	$57,354
Net earnings	$26,670	$30,916

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
5. Investment in Digital Cinema Implementation Partners
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. During June 2007, the Company invested $1,500 for a one-third ownership interest in DCIP. During February 2008, the Company, AMC and Regal each invested an additional $1,000 in DCIP.
     The Company is accounting for its investment in DCIP under the equity method of accounting. During the six months ended June 30, 2007 and 2008, the Company recorded equity losses in DCIP of $235 and $1,343, respectively, relating to this investment. The Company’s investment basis in DCIP was $260 and $(83) at December 31, 2007 and June 30, 2008, respectively, which is included in investments in and advances to affiliates on the condensed consolidated balance sheets.
     During July 2008, the Company, AMC and Regal each invested an additional $1,500 in DCIP.
6. Sale of Investment in Fandango, Inc.
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
     As part of the sale of its investment in stock of Fandango, Inc., the Company amended its exclusive ticketing and distribution agreement with Fandango, Inc and received proceeds of $5,000. The proceeds were recorded as deferred revenue on the Company’s condensed consolidated balance sheet and are being amortized over the term of the amended ticketing and distribution agreement.
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
     During October 2007, Cinemark Holdings, Inc.’s board of directors recommended and its stockholders approved an amendment to the 2006 Plan to provide for the ability to exercise an option on a cashless basis, by decreasing the number of shares deliverable upon the exercise of such option by an amount equal to the number of shares having an aggregate fair market value equal to the aggregate exercise price of such option.
     During March 2008, Cinemark Holdings, Inc.’s board of directors approved the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (the “Restated Incentive Plan”). The Restated Incentive Plan amends and

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
restates the 2006 Plan, to (i) increase the number of shares reserved for issuance from 9,097,360 shares of common stock to 19,100,000 shares of common stock and (ii) permit the compensation committee of Cinemark Holdings, Inc.’s board of directors (the “Compensation Committee”) to award participants restricted stock units and performance awards. The right of a participant to exercise or receive a grant of a restricted stock unit or performance award may be subject to the satisfaction of such performance or objective business criteria as determined by the Compensation Committee. With the exception of the changes identified in (i) and (ii) above, the Restated Incentive Plan does not materially differ from the 2006 Plan. The Restated Incentive Plan was approved by the Company’s stockholders at its annual meeting of stockholders held on May 15, 2008.
     Stock Options — A summary of stock option activity and related information for the six months ended June 30, 2008 is as follows:

		Weighted Average
	Number of Options	Exercise Price
Outstanding at December 31, 2007	6,323,429	$7.63
Granted	—	—
Exercised	(82,992)	$7.63
Forfeited	(11,276)	$7.63

Outstanding at June 30, 2008	6,229,161	$7.63

Options exercisable at June 30, 2008	5,228,073	$7.63

     The Company recorded compensation expense of $1,432 and a tax benefit of approximately $550 during the six months ended June 30, 2008, related to the outstanding stock options. As of June 30, 2008, the remaining unrecognized compensation expense related to outstanding stock options was $2,148 and the weighted average period over which this remaining compensation expense will be recognized is approximately nine months. All options outstanding at June 30, 2008 have an average remaining contractual life of approximately 6.25 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2008 was $33,824 and $28,388, respectively.
     Restricted Stock — During October 2007, Cinemark Holdings, Inc. granted 21,880 shares of restricted stock to its independent directors at a purchase price of $0.001 per share. The fair value of the shares was approximately $400 based on the market value of Cinemark Holdings, Inc.’s stock on the date of grant, which was $18.28 per share. These restricted stock awards fully vested on June 29, 2008. Cinemark Holdings, Inc. recorded compensation expense of $200 related to these awards during the six months ended June 30, 2008.
     During the six months ended June 30, 2008, Cinemark Holdings, Inc. granted 390,908 shares of restricted stock to independent directors and employees of the Company. The fair value of the shares of restricted stock was determined based on the market value of Cinemark Holdings, Inc.’s stock on the dates of grant, which ranged from $12.89 to $14.65 per share. The Company assumed forfeiture rates ranging from zero to 2% for the restricted stock awards. The restricted stock vests over periods ranging from one year to four years based on continued service by the independent director or employee. The Company recorded compensation expense of $314 and Cinemark Holdings, Inc. recorded compensation expense of $25 related to these restricted stock awards for employees and directors, respectively, during the six months ended June 30, 2008. As of June 30, 2008, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $4,800 and the weighted average period over which this remaining compensation expense will be recognized is approximately 3.2 years. Upon vesting, the Company receives an income tax deduction. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     A summary of restricted stock activity for the six months ended June 30, 2008 is as follows:

Shares of
Restricted
Stock
Outstanding at December 31, 2007	21,880
Granted	390,908
Forfeited	—

Outstanding at June 30, 2008	412,788

Unvested restricted stock at June 30, 2008	390,908

     Restricted Stock Units — During the six months ended June 30, 2008, Cinemark Holdings, Inc. granted restricted stock units representing 204,361 hypothetical shares of common stock under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2010 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest are subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards become vested.
     Below is a table summarizing the potential restricted stock unit awards at each of the three levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	68,116	$885
at IRR of at least 10.5%	136,239	$1,771
at IRR of at least 12.5%	204,361	$2,656
     Due to the fact that the IRR for the three year period ending December 31, 2010 could not be determined at the time of grants, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. As a result, the total compensation expense to be recorded for the restricted stock unit awards is $1,755 assuming a total of 135,027 units will vest at the end of the four year period, using a forfeiture rate ranging from zero to 2%. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year period ending December 31, 2010, the Company will reassess the number of units that will vest and adjust its compensation expense accordingly on a prospective basis over the remaining service period. The fair value of the number of units expected to vest was determined based on the market value of Cinemark Holdings, Inc.’s stock on the dates of grant, which ranged from $12.89 to $13.14 per share. The Company recorded compensation expense of $107 related to these awards during the six months ended June 30, 2008. As of June 30, 2008, the remaining unrecognized compensation expense related to these restricted stock unit awards was $1,648 and the weighted average period over which this remaining compensation expense will be recognized is approximately 3.7 years.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
8. Early Retirement of Long-Term Debt
     On March 6, 2007, the Company commenced an offer to purchase for cash, on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement, any and all of its 9% senior subordinated notes, of which $332,250 aggregate principal amount remained outstanding. In connection with the tender offer, the Company solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, approximately $332,000 aggregate principal amount of the 9% senior subordinated notes were tendered and repurchased by the Company for approximately $360,164, including accrued interest and premiums paid. On April 3, 2007, the Company repurchased an additional $66 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date. The Company funded the repurchases with the net proceeds received from the NCM Transaction (see Note 4). The Company recorded a loss on early retirement of debt of $7,952 during the six months ended June 30, 2007, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of the unamortized bond premium.
     On March 20, 2008, in one open market purchase, the Company repurchased $10,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $8,950, including accreted interest of $2,929. The Company funded the transaction with proceeds from the initial public offering of Cinemark, Holdings, Inc.’s common stock. As a result of the transaction, the Company recorded a loss on early retirement of debt of $40 during the six months ended June 30, 2008, which primarily includes the write-off of unamortized debt issue costs partially offset by a discount on the repurchased senior discount notes.
9. Interest Rate Swap Agreements
     During March 2007, the Company entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500,000 of the Company’s variable rate debt obligations under its senior secured credit facility. Under the terms of the interest rate swap agreements, the Company pays fixed rates of 4.918% and 4.922% on $375,000 and $125,000, respectively, of variable rate debt and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the three-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The interest rate swaps qualify for cash flow hedge accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, the Company has effectively hedged its exposure to variability in the future cash flows attributable to the 3-month LIBOR on $500,000 of variable rate debt. The change in the fair values of the interest rate swaps is recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of other comprehensive income and the ineffective portion reported in earnings. The Company estimates the fair values of the interest rate swaps by comparing estimated future interest payments to be made under forecasted future 3-month LIBOR to the fixed rates in accordance with the interest rate swaps.
     As of June 30, 2008, the aggregate fair value of the interest rate swaps was a liability of approximately $16,658, which has been recorded as a component of other long-term liabilities. A corresponding cumulative amount of $10,261, net of taxes, has been recorded as a decrease in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet as of June 30, 2008. The interest rate swaps exhibited no ineffectiveness during the six months ended June 30, 2008.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
10. Goodwill and Other Intangible Assets
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total

Balance at December 31, 2007	$979,148	$155,541	$1,134,689
Acquisition of one theatre (1)	2,892	—	2,892
Foreign currency translation adjustments	—	10,906	10,906

Balance at June 30, 2008	$982,040	$166,447	$1,148,487

(1)	The Company acquired one theatre during 2008 for approximately $5,011, which resulted in $2,892 of goodwill and $2,119 of theatre properties and equipment. The theatre is included in the Company’s U.S. operating segment.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company evaluates goodwill for impairment on an annual basis at fiscal year-end or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. The goodwill impairment evaluation is a two-step approach requiring the Company to compute the estimated fair value of a reporting unit and compare it with its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2007. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. Prior to January 1, 2008, the Company considered its theatres reporting units for purposes of evaluating goodwill for impairment. Recent changes in the organization, including changes in the structure of the Company’s executive management team, Cinemark Holdings, Inc.’s initial public offering, the resulting changes in the level at which the Company’s management team evaluates the business on a regular basis, and the Century Acquisition that increased the size of the Company’s theatre base by approximately 25%, led the Company to conclude that its U.S. regions and international countries are now more reflective of how it manages and operates its business. Accordingly, the Company’s U.S. regions and international countries represent the appropriate reporting units for purposes of evaluating goodwill for impairment. Consequently, effective January 1, 2008, the Company changed the reporting unit to sixteen regions in the U.S. and eight countries internationally from approximately four hundred theatres. The goodwill impairment test performed during December 2007 that resulted in the recording of impairment charges during the year ended December 31, 2007 reflects the final calculation utilizing theatres as reporting units.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Intangible assets consisted of the following:

			Foreign
	Balance at		Currency	Balance at
	December 31,		Translation	June 30,
	2007	Amortization	Adjustments & Other	2008
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$5,138	$—	$—	$5,138
Accumulated amortization	(1,565)	(213)	—	(1,778)

Net carrying amount	3,573	(213)	—	3,360

Vendor contracts:
Gross carrying amount	56,973	—	875	57,848
Accumulated amortization	(23,342)	(1,717)	—	(25,059)

Net carrying amount	33,631	(1,717)	875	32,789

Net favorable leases:
Gross carrying amount	20,691	—	305	20,996
Accumulated amortization	(15,581)	(1,403)	13	(16,971)

Net carrying amount	5,110	(1,403)	318	4,025

Other intangible assets:
Gross carrying amount	69	—	2	71
Accumulated amortization	(20)	(2)	—	(22)

Net carrying amount	49	(2)	2	49

Total net intangible assets with finite lives	42,363	(3,335)	1,195	40,223
Intangible assets with indefinite lives:
Tradename	310,681	—	925	311,606
Other unamortized intangible assets	3	—	—	3

Total intangible assets — net	$353,047	$(3,335)	$2,120	$351,832

     Aggregate amortization expense of $3,406 for the six months ended June 30, 2008 consisted of $3,335 of amortization of intangible assets and $71 of amortization of other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2008	$3,065
For the twelve months ended December 31, 2009	5,278
For the twelve months ended December 31, 2010	4,996
For the twelve months ended December 31, 2011	4,542
For the twelve months ended December 31, 2012	3,677
Thereafter	18,665

Total	$40,223

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
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during the six months ended June 30, 2007 and June 30, 2008. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     The Company’s long-lived asset impairment losses of $5,829 for the six months ended June 30, 2008 were primarily for U.S. theatre properties. The Company’s long-lived asset impairment losses of $56,766 for the six months ended June 30, 2007 consisted of $7,958 for theatre properties, $45,108 of goodwill related to theatre properties and $3,700 of intangible assets associated with theatre properties. As a result of the NCM Transaction discussed in Note 4, and more specifically the modification of the NCM Exhibitor Services Agreement with the Company, which significantly reduced the contractual amounts paid to the Company, the Company evaluated the carrying value of its goodwill as of March 31, 2007 leading to a majority of the goodwill impairment charges recorded during the six months ended June 30, 2007.
12. Foreign Currency Translation
     The accumulated other comprehensive income account in stockholders’ equity of $32,695 and $61,222 at December 31, 2007 and June 30, 2008, respectively, includes the cumulative foreign currency adjustments from translating the financial statements of the Company’s international subsidiaries into U.S. dollars.
     In 2007 and 2008, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account recorded as an increase in, or reduction of, stockholders’ equity.
     On June 30, 2008, the exchange rate for the Brazilian real was 1.61 reais to the U.S. dollar (the exchange rate was 1.77 reais to the U.S. dollar at December 31, 2007). As a result, the effect of translating the June 30, 2008 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $19,148. At June 30, 2008, the total assets of the Company’s Brazilian subsidiaries were U.S. $236,194.
     On June 30, 2008, the exchange rate for the Mexican peso was 10.31 pesos to the U.S. dollar (the exchange rate was 10.92 pesos to the U.S. dollar at December 31, 2007). As a result, the effect of translating the June 30, 2008 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income account as an increase in stockholders’ equity of $7,472. At June 30, 2008, the total assets of the Company’s Mexican subsidiaries were U.S. $167,814.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
13. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the condensed consolidated financial statements. The Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$15,397	$46,539	$20,195	$164,843
Fair value adjustments on interest rate swap agreements (see Note 9)	13,045	7,629	1,086	6,422
Foreign currency translation adjustment (see Note 12)	18,552	15,257	27,440	17,127

Comprehensive income	$46,994	$69,425	$48,721	$188,392

14. Supplemental Cash Flow Information
     The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2008	2007

Cash paid for interest	$42,931	$69,477
Cash paid for income taxes, net of refunds received	$7,504	$80,158

Noncash investing and financing activities:
Change in construction lease obligations related to construction of theatres	$—	$(2,429)
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment	$(3,349)	$(845)
Theatre properties acquired under capital lease	$7,911	$2,943
Investment in NCM (see Note 4)	$19,020	$—
     During December 2007, the Company elected to use the proceeds of approximately $22,739 from the sale of real property to purchase a like-kind property in accordance with the Internal Revenue Code and as a result, the proceeds were deposited to an escrow account. During March 2008, the Company elected to use the proceeds of approximately $700 from the sale of real property to purchase a like-kind property in accordance with the Internal Revenue Code and as a result, the proceeds were deposited to an escrow account. The Company did not purchase like-kind properties and the deposits of approximately $23,439 were returned to the Company during the six months ended June 30, 2008.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
15. Segments
     At June 30, 2008, the Company operates its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company’s management evaluates the performance of its assets on a consolidated basis.
     Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
U.S.	$360,247	$349,043	$669,047	$655,418
International	97,900	91,790	191,009	164,051
Eliminations	(913)	(797)	(1,806)	(1,411)

Total Revenues	$457,234	$440,036	$858,250	$818,058

Adjusted EBITDA
U.S.	$78,950	$76,257	$143,959	$143,051
International	21,023	20,871	40,307	34,264

Total Adjusted EBITDA	$99,973	$97,128	$184,266	$177,315

Capital Expenditures
U.S.	$12,490	$28,148	$38,385	$53,045
International	8,625	12,935	13,531	20,103

Total Capital Expenditures	$21,115	$41,083	$51,916	$73,148

     The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$15,397	$46,539	$20,195	$164,843
Add (deduct):
Income taxes	11,761	(26,456)	15,119	8,937
Interest expense (1)	30,061	35,301	62,134	76,798
Gain on NCM Transaction	—	—	—	(210,773)
Gain on Fandango Transaction	—	(9,205)	—	(9,205)
Loss on early retirement of debt	—	123	40	7,952
Other income (2)	(667)	(1,338)	(1,439)	(3,821)
Termination of profit participation agreement	—	6,952	—	6,952
Depreciation and amortization	37,840	36,720	75,247	73,595
Amortization of favorable leases	699	625	1,403	1,559
Impairment of long-lived assets	1,342	7,036	5,829	56,766
(Gain) loss on sale of assets and other	1,109	(1,864)	910	(1,559)
Deferred lease expenses	914	1,704	2,146	3,311
Amortization of long-term prepaid rents	425	275	829	511
Share based awards compensation expense	1,092	716	1,853	1,449

Adjusted EBITDA	$99,973	$97,128	$184,266	$177,315

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain (loss), equity in loss of affiliates and minority interests in income of subsidiaries and excludes distributions from NCM.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
          Financial Information About Geographic Areas
     The Company has operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the condensed consolidated financial statements. Below is a breakdown of selected financial information by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2008	2007	2008	2007

U.S. and Canada	$360,247	$349,043	$669,047	$655,418
Brazil	47,000	41,613	91,634	76,025
Mexico	21,002	21,209	40,404	37,888
Other foreign countries	29,898	28,968	58,971	50,138
Eliminations	(913)	(797)	(1,806)	(1,411)

Total	$457,234	$440,036	$858,250	$818,058

	June 30,	December 31,
Theatre Properties and Equipment-net	2008	2007
U.S. and Canada	$1,118,816	$1,137,244
Brazil	78,943	72,635
Mexico	60,839	59,201
Other foreign countries	43,782	44,986

Total	$1,302,380	$1,314,066

16. Related Party Transactions
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, who owns approximately 12% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $62 and $63 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the six months ended June 30, 2007 and 2008, respectively.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $39 and $48 of management fee revenues during the six months ended June 30, 2007 and 2008, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company leases 24 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 8% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 26 leases, 21 have fixed minimum annual rent in an aggregate amount of approximately $22,059. The five leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. The Company also has an office lease with Syufy for corporate office space in San Rafael, California. The lease will expire in September 2008. The lease has a fixed minimum annual rent of approximately $300.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amended the profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock received a profit interest in two theatres once the Company recovered its capital investment in these theatres plus its borrowing costs. During the six months ended June 30, 2007, the Company recorded $114 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s condensed consolidated statement of income. After Cinemark Holdings, Inc.’s initial public offering in April 2007, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the agreement. The Company also paid payroll taxes of approximately $99 related to the payment made to terminate the amended and restated profit participation agreement. The agreement with Mr. Stock was terminated effective May 3, 2007.
17. Commitments and Contingencies
     Effective June 16, 2008, Cinemark Holdings, Inc. entered into new employment agreements (the “New Employment Agreements”) with Alan W. Stock, Timothy Warner, Robert Copple and Michael Cavalier. Each of Messers. Stock, Warner, Copple and Cavalier had an employment agreement with the Company which became effective as of March 12, 2004 (the “Original Employment Agreements”). The New Employment Agreements replace the Original Employment Agreements. The New Employment Agreements have an initial term of three years, ending on June 16, 2011, subject to an automatic extension for a one-year period, unless the employment agreements are terminated. Messers. Stock, Warner, Copple and Cavalier will receive base salaries of $603, $442, $416, and $338, respectively, during 2008, which are subject to review during the term of the employment agreements for increase (but not decrease) each year by the Company’s Compensation Committee. In addition, Messers. Stock, Warner, Copple and Cavalier are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by its Compensation Committee for the fiscal year. Messers. Stock, Warner, Copple and Cavalier qualify for the Company’s 401(k) matching program and are also entitled to certain additional benefits including life insurance and disability insurance. The New Employment Agreements provide for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. Effective June 16, 2008, the Company terminated its employment agreement with Tandy Mitchell.
     From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters, landlord-tenant disputes and contractual disputes, some of which are covered by insurance. The Company believes its potential liability with respect to proceedings currently pending is not material, individually or in the aggregate, to the Company’s financial position, results of operations and cash flows.
18. Subsequent Event — Share Exchange with Minority Partners
     During May 2008, the Company’s partners in Central America (the “Central American Partners”) exercised an option available to them under an Exchange Option Agreement dated February 7, 2007 between Cinemark Holdings, Inc. and the Central American Partners. Under this option, which was triggered by completion of an initial public offering by Cinemark Holdings, Inc., the Central American Partners are entitled to exchange their shares in Cinemark Equity Holdings Corporation, which is the Company’s Central American holding company, for shares of Cinemark Holdings, Inc.’s common stock. The number of shares to be exchanged is determined based on Cinemark Holdings, Inc.’s equity value and the equity value of the Central American Partner’s interest in Cinemark Equity Holdings Corporation, both of which are defined in the Exchange Option Agreement. As a result of this exchange, Cinemark Holdings, Inc. will issue 902,981 shares of Cinemark Holdings, Inc.’s common stock to its Central American Partners. The exchange of shares is expected to occur during August 2008. The Company will account for the transaction as a step acquisition. The purchase price of the shares in Cinemark Equity Holdings Corporation will be recorded based on the fair value of the shares issued plus related transaction costs. Prior to the exchange, the Company owned 51% of the shares in Cinemark Equity Holdings Corporation and subsequent to the exchange, the Company will own 100% of the shares in Cinemark Equity Holdings Corporation.
     During July 2008, the Company’s partners in Ecuador (the “Ecuador Partners”) exercised an option available to them under an Exchange Option Agreement dated February 7, 2007 between Cinemark Holdings, Inc. and the Ecuador

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Partners. Under this option, which was triggered by completion of an initial public offering by Cinemark Holdings, Inc., the Ecuador Partners are entitled to exchange their shares in Cinemark del Ecuador S.A. for shares of Cinemark Holdings, Inc.’s common stock. The number of shares to be exchanged is determined based on Cinemark Holdings, Inc.’s equity value and the equity value of the Ecuador Partner’s interest in Cinemark del Ecuador S.A., both of which are defined in the Exchange Option Agreement. The equity values will be determined and the exchange of shares is expected to occur during August 2008. The Company will account for the transaction as a step acquisition. The purchase price of the shares in Cinemark del Ecuador S.A. will be recorded based on the fair value of the shares issued plus related transaction costs. Prior to the exchange, the Company owned 60% of the shares in Cinemark del Ecuador S.A. and subsequent to the exchange, the Company will own 100% of the shares in Cinemark del Ecuador S.A.
19. Subsequent Event — Investment in DCIP
     During July 2008, the Company, AMC and Regal each invested an additional $1,500 in DCIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.
     We are one of the leaders in the motion picture exhibition industry, in terms of both revenues and the number of screens in operation, with theatres in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. For financial reporting purposes at June 30, 2008, we have two reportable operating segments, our U.S. operations and our international operations.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating data (in millions):
Revenues
Admissions	$294.4	$283.1	$556.8	$527.1
Concession	141.5	138.4	263.6	253.5
Other	21.3	18.5	37.8	37.4

Total revenues	$457.2	$440.0	$858.2	$818.0

Theatre operating costs (1)
Film rentals and advertising	$163.8	$159.1	$301.9	$287.4
Concession supplies	23.2	22.7	42.0	40.1
Salaries and wages	45.3	45.4	87.9	85.6
Facility lease expense	56.1	53.3	112.4	104.9
Utilities and other	50.4	48.2	98.6	92.4

Total theatre operating costs	$338.8	$328.7	$642.8	$610.4

Operating data as a percentage of revenues:
Revenues
Admissions	64.4%	64.3%	64.9%	64.4%
Concession	30.9%	31.5%	30.7%	31.0%
Other	4.7%	4.2%	4.4%	4.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Theatre operating costs (1) (2)
Film rentals and advertising	55.6%	56.2%	54.2%	54.5%
Concession supplies	16.4%	16.4%	15.9%	15.8%
Salaries and wages	9.9%	10.3%	10.2%	10.5%
Facility lease expense	12.3%	12.1%	13.1%	12.8%
Utilities and other	11.0%	11.0%	11.5%	11.3%
Total theatre operating costs	74.1%	74.7%	74.9%	74.6%

Average screen count (month end average)	4,683	4,521	4,672	4,504

Revenues per average screen (in dollars)	$97,642	$97,326	$183,701	$181,612

(1)	Excludes depreciation and amortization expense.

(2)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2008 and 2007
     Revenues. Total revenues increased $17.2 million to $457.2 million for the three months ended June 30, 2008 (“second quarter of 2008”) from $440.0 million for the three months ended June 30, 2007 (“second quarter of 2007”), representing a 3.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

				International Operating
	U.S. Operating Segment			Segment			Consolidated
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Admissions revenues (in millions)	$234.3	$225.2	4.0%	$60.1	$57.9	3.8%	$294.4	$283.1	4.0%
Concession revenues (in millions)	$114.3	$112.7	1.4%	$27.2	$25.7	5.8%	$141.5	$138.4	2.2%
Other revenues (in millions) (1)	$10.7	$10.3	3.9%	$10.6	$8.2	29.3%	$21.3	$18.5	15.1%
Total revenues (in millions) (1)	$359.3	$348.2	3.2%	$97.9	$91.8	6.6%	$457.2	$440.0	3.9%
Attendance (in millions)	38.6	38.9	(0.8%)	14.8	16.8	(11.9%)	53.4	55.7	(4.1%)
Revenues per screen (in dollars) (1)	$97,871	$97,870	0.0%	$96,811	$95,317	1.6%	$97,642	$97,326	0.3%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $11.3 million was primarily attributable to an 8.3% increase in average ticket price from $5.09 for the second quarter of 2007 to $5.51 for the second quarter of 2008, partially offset by a 4.1% decline in attendance. The increase in concession revenues of $3.1 million was primarily attributable to a 6.4% increase in concession revenues per patron from $2.49 for the second quarter of 2007 to $2.65 for the second quarter of 2008, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The 15.1% increase in other revenues was primarily due to increased screen advertising and other ancillary revenues in certain of our international locations and the favorable impact of exchange rates in certain countries in which we operate.
•	U.S. The increase in admissions revenues of $9.1 million was primarily attributable to a 4.8% increase in average ticket price from $5.79 for the second quarter of 2007 to $6.07 for the second quarter of 2008, partially offset by a 0.8% decline in attendance. The increase in concession revenues of $1.6 million was primarily attributable to a 2.1% increase in concession revenues per patron from $2.90 for the second quarter of 2007 to $2.96 for the second quarter of 2008, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases.
•	International. The increase in admissions revenues of $2.2 million was primarily attributable to a 17.3% increase in average ticket price from $3.46 for the second quarter of 2007 to $4.06 for the second quarter of 2008, partially offset by an 11.9% decline in attendance. The increase in concession revenues of $1.5 million was primarily attributable to a 19.5% increase in concession revenues per patron from $1.54 for the second quarter of 2007 to $1.84 for the second quarter of 2008, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The decline in attendance was primarily related to a shift in the holiday calendar, as Easter fell in March of this year versus April of last year, and a shift in the timing of certain key film releases in international markets. The 29.3% increase in other revenues was primarily due to increased screen advertising and other ancillary revenues and the favorable impact of exchange rates in certain countries in which we operate.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $338.8 million, or 74.1% of revenues, for the second quarter of 2008 compared to $328.7 million, or 74.7% of revenues, for the second quarter of 2007. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Film rentals and advertising	$134.4	$129.7	$29.4	$29.4	$163.8	$159.1
Concession supplies	16.3	16.3	6.9	6.4	23.2	22.7
Salaries and wages	37.4	38.6	7.9	6.8	45.3	45.4
Facility lease expense	41.3	40.3	14.8	13.0	56.1	53.3
Utilities and other	36.5	36.3	13.9	11.9	50.4	48.2

Total theatre operating costs	$265.9	$261.2	$72.9	$67.5	$338.8	$328.7

•	Consolidated. Film rentals and advertising costs were $163.8 million, or 55.6% of admissions revenues, for the second quarter of 2008 compared to $159.1 million, or 56.2% of admissions revenues, for the second quarter of 2007. The increase in film rentals and advertising costs of $4.7 million is due to an $11.3 million increase in admissions revenues, which contributed $6.3 million, partially offset by a decrease in our film rental and advertising rate, which reduced costs by $1.6 million. Concession supplies expense was $23.2 million, or 16.4% of concession revenues, for the second quarter of 2008 compared to $22.7 million, or 16.4% of concession revenues, for the second quarter of 2007.

Salaries and wages decreased to $45.3 million for the second quarter of 2008 from $45.4 million for the second quarter of 2007. Facility lease expense increased to $56.1 million for the second quarter of 2008 from $53.3 million for the second quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $50.4 million for the second quarter of 2008 from $48.2 million for the second quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate.
•	U.S. Film rentals and advertising costs were $134.4 million, or 57.4% of admissions revenues, for the second quarter of 2008 compared to $129.7 million, or 57.6% of admissions revenues, for the second quarter of 2007. The increase in film rentals and advertising costs of $4.7 million is due to a $9.1 million increase in admissions revenues, partially offset by a decrease in our film rentals and advertising rate. Concession supplies expense was $16.3 million, or 14.3% of concession revenues, for the second quarter of 2008 compared to $16.3 million, or 14.5% of concession revenues, for the second quarter of 2007.

Salaries and wages decreased to $37.4 million for the second quarter of 2008 from $38.6 million for the second quarter of 2007 primarily due to improved operating efficiencies. Facility lease expense increased to $41.3 million for the second quarter of 2008 from $40.3 million for the second quarter of 2007 primarily due to new theatre openings. Utilities and other costs increased to $36.5 million for the second quarter of 2008 from $36.3 million for the second quarter of 2007 primarily due to new theatre openings.
•	International. Film rentals and advertising costs were $29.4 million, or 48.9% of admissions revenues, for the second quarter of 2008 compared to $29.4 million, or 50.8% of admissions revenues, for the second quarter of 2007. The decrease in our film rental and advertising rate was primarily due to the type and performance of films during the second quarter of 2008 versus 2007. Concession supplies expense was $6.9 million, or 25.4% of concession revenues, for the second quarter of 2008 compared to $6.4 million, or 24.9% of concession revenues, for the second quarter of 2007. The increase in concession supplies expense is primarily due to increased concession revenues.

Salaries and wages increased to $7.9 million for the second quarter of 2008 from $6.8 million for the second quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $14.8 million for the second quarter of 2008 from $13.0 million for the second quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $13.9 million for the second quarter of 2008 from $11.9 million for the second quarter of 2007 primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate.

     General and Administrative Expenses. General and administrative expenses increased to $24.2 million for the second quarter of 2008 from $18.3 million for the second quarter of 2007. The increase was primarily due to increased incentive compensation expense, increased share based award compensation expense, increased service charges related to increased credit card activity and increased legal and professional fees, including audit fees related to compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). Legal fees increased as a result of the preparation of our first proxy statement and related disclosures required under the Securities Exchange Act of 1934, as amended, particularly relating to compensation discussion and analysis, and defense costs related to a lawsuit which we have been vigorously defending and has been dismissed with prejudice.
     Termination of Profit Participation Agreement. Upon consummation of our initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6.9 million pursuant to the terms of the agreement. In addition, the Company incurred $0.1 million of payroll taxes related to the termination. See Note 16 to our condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $38.5 million for the second quarter of 2008 compared to $37.3 million for the second quarter of 2007 primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $1.3 million for the second quarter of 2008 compared to $7.0 million during the second quarter of 2007. Impairment charges for the second quarter of 2008 were primarily for U.S. theatre properties. Impairment charges for the second quarter of 2007 consisted of $1.6 million of theatre properties, $4.3 million of goodwill and $1.1 million of intangible assets associated with theatre properties.
     (Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $1.1 million during the second quarter of 2008 compared to a gain of $1.9 million during the second quarter of 2007. The loss recorded during the second quarter of 2008 was primarily due to the write-off of theatre equipment that was replaced. The gain recorded during the second quarter of 2007 was primarily due to a gain on the sale of two U.S. theatres.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $30.1 million for the second quarter of 2008 compared to $35.3 million for the second quarter of 2007. The decrease was primarily due to the repurchase of a portion of our 9 3/4% senior discount notes since the second quarter of 2007 and a reduction in the variable interest rates on a portion of our long-term debt.
     Gain on Fandango transaction. We recorded a gain of $9.2 million as a result of the sale of our stock of Fandango, Inc in the second quarter of 2007. See Note 6 to our condensed consolidated financial statements.
     Distributions from NCM. We recorded distributions from NCM of $3.4 million during the second quarter of 2008 and $1.4 million during the second quarter of 2007, which were in excess of the carrying value of our investment. See Note 4 to our condensed consolidated financial statements.
     Income Taxes. Income tax expense of $11.8 million was recorded for the second quarter of 2008 compared to an income tax benefit of $26.5 million for the second quarter of 2007. The effective tax rate was 43.3% for the second quarter of 2008 compared to a benefit of 131.7% for the second quarter of 2007. The change in the effective rate from the second quarter of 2007 was primarily due to the gain related to the NCM Transaction in 2007. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2008 and 2007
     Revenues. Total revenues increased $40.2 million to $858.2 million for the six months ended June 30, 2008 (“the 2008 period”) from $818.0 million for the six months ended June 30, 2007 (“the 2007 period”), representing a 4.9% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Admissions revenues (in millions)	$437.1	$422.7	3.4%	$119.7	$104.4	14.7%	$556.8	$527.1	5.6%
Concession revenues (in millions)	$211.0	$208.2	1.3%	$52.6	$45.3	16.1%	$263.6	$253.5	4.0%
Other revenues (in millions) (1)	$19.1	$23.1	(17.3%)	$18.7	$14.3	30.8%	$37.8	$37.4	1.1%
Total revenues (in millions) (1)	$667.2	$654.0	2.0%	$191.0	$164.0	16.5%	$858.2	$818.0	4.9%
Attendance (in millions)	72.9	73.9	(1.4%)	30.2	31.0	(2.6%)	103.1	104.9	(1.7%)
Revenues per screen (in dollars) (1)	$182,264	$184,569	(1.2%)	$188,904	$170,709	10.7%	$183,701	$181,612	1.2%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 of our condensed consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $29.7 million was primarily attributable to a 7.4% increase in average ticket price from $5.03 for the 2007 period to $5.40 for the 2008 period, partially offset by a 1.7% decline in attendance. The increase in concession revenues of $10.1 million was primarily attributable to a 5.8% increase in concession revenues per patron from $2.42 for the 2007 period to $2.56 for the 2008 period, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate.
•	U.S. The increase in admissions revenues of $14.4 million was primarily attributable to a 4.9% increase in average ticket price from $5.72 for the 2007 period to $6.00 for the 2008 period, partially offset by a 1.4% decline in attendance. The increase in concession revenues of $2.8 million was primarily attributable to a 2.5% increase in concession revenues per patron from $2.82 for the 2007 period to $2.89 for the 2008 period, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases. The $4.0 million, or 17.3%, decrease in other revenues was primarily attributable to reduced screen advertising revenues earned under the amended Exhibitor Services Agreement with NCM. See Note 4 to the condensed consolidated financial statements.
•	International. The increase in admissions revenues of $15.3 million was primarily attributable to a 17.5% increase in average ticket price from $3.37 for the 2007 period to $3.96 for the 2008 period, partially offset by a 2.6% decline in attendance. The increase in concession revenues of $7.3 million was primarily attributable to a 19.2% increase in concession revenues per patron from $1.46 for the 2007 period to $1.74 for the 2008 period, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were primarily due to price increases and the favorable impact of exchange rates in certain countries in which we operate. The increase in other revenues of $4.4 million was primarily due to increased screen advertising and other ancillary revenues and the favorable impact of exchange rates in certain countries in which we operate.

     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $642.8 million, or 74.9% of revenues, for the 2008 period compared to $610.4 million, or 74.6% of revenues, for the 2007 period. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Film rentals and advertising	$243.2	$235.2	$58.7	$52.2	$301.9	$287.4
Concession supplies	28.8	28.7	13.2	11.4	42.0	40.1
Salaries and wages	72.8	73.0	15.1	12.6	87.9	85.6
Facility lease expense	82.8	80.2	29.6	24.7	112.4	104.9
Utilities and other	71.7	70.6	26.9	21.8	98.6	92.4

Total theatre operating costs	$499.3	$487.7	$143.5	$122.7	$642.8	$610.4

•	Consolidated. Film rentals and advertising costs were $301.9 million, or 54.2% of admissions revenues, for the 2008 period compared to $287.4 million, or 54.5% of admissions revenues, for the 2007 period. The increase in film rentals and advertising costs of $14.5 million is due to a $29.7 million increase in admissions revenues, which contributed $15.6 million, partially offset by a decrease in our film rental and advertising rate, which reduced costs by $1.1 million. Concession supplies expense was $42.0 million, or 15.9% of concession revenues, for the 2008 period, compared to $40.1 million, or 15.8% of concession revenues, for the 2007 period.

Salaries and wages increased to $87.9 million for the 2008 period from $85.6 million for the 2007 period primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $112.4 million for the 2008 period from $104.9 million for the 2007 period primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $98.6 million for the 2008 period from $92.4 million for the 2007 period primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate.
•	U.S. Film rentals and advertising costs were $243.2 million, or 55.6% of admissions revenues, for the 2008 period compared to $235.2 million, or 55.6% of admissions revenues, for the 2007 period. The increase in film rentals and advertising costs of $8.0 million is due to a $14.4 million increase in admissions revenues. Concession supplies expense was $28.8 million, or 13.6% of concession revenues, for the 2008 period, compared to $28.7 million, or 13.8% of concession revenues, for the 2007 period.

Salaries and wages decreased to $72.8 million for the 2008 period from $73.0 million for the 2007 period primarily due to improved operating efficiencies. Facility lease expense increased to $82.8 million for the 2008 period from $80.2 million for the 2007 period primarily due to new theatre openings. Utilities and other costs increased to $71.7 million for the 2008 period from $70.6 million for the 2007 period primarily due to new theatre openings.
•	International. Film rentals and advertising costs were $58.7 million, or 49.0% of admissions revenues, for the 2008 period compared to $52.2 million, or 50.0% of admissions revenues, for the 2007 period. The increase in film rentals and advertising costs is primarily due to increased admissions revenues. Concession supplies expense was $13.2 million, or 25.1% of concession revenues, for the 2008 period compared to $11.4 million, or 25.2% of concession revenues, for the 2007 period. The increase in concession supplies expense is primarily due to increased concession revenues.

Salaries and wages increased to $15.1 million for the 2008 period from $12.6 million for the 2007 period primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Facility lease expense increased to $29.6 million for the 2008 period from $24.7 million for the 2007 period primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate. Utilities and other costs increased to $26.9 million for the 2008 period from $21.8 million for the 2007 period primarily due to new theatre openings and the impact of exchange rates in certain countries in which we operate.

     General and Administrative Expenses. General and administrative expenses increased to $44.6 million for the 2008 period from $36.9 million for the 2007 period. The increase was primarily due to increased incentive compensation expense, increased share based award compensation expense, increased service charges related to increased credit card activity and increased legal and professional fees, including audit fees related to SOX compliance. Legal fees increased as a result of the preparation of our first proxy statement and related disclosures required under the Securities Exchange Act of 1934, as amended, particularly relating to compensation discussion and analysis, and defense costs related to a lawsuit which we have been vigorously defending and has been dismissed with prejudice.
     Termination of Profit Participation Agreement. Upon consummation of our initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6.9 million pursuant to the terms of the agreement. In addition, the Company incurred $0.1 million of payroll taxes related to the termination. See Note 16 to our condensed consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $76.7 million for the 2008 period compared to $75.2 million for the 2007 period primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $5.8 million for the 2008 period compared to $56.8 million during the 2007 period. Impairment charges for the 2008 period were primarily for U.S. theatre properties. Impairment charges for the 2007 period consisted of $8.0 million of theatre properties, $45.1 million of goodwill associated with theatre properties and $3.7 million of intangible assets associated with theatre properties. As a result of the NCM Transaction and more specifically the modification of the NCM Exhibitor Services Agreement, which significantly reduced the contractual amounts paid to us, we evaluated the carrying value of our goodwill as of March 31, 2007, leading to a majority of the goodwill impairment charges recorded during the 2007 period (see Note 4).
     (Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $0.9 million during the 2008 period compared to a gain of $1.6 million during the 2007 period. The loss recorded during the 2008 period was primarily due to the write-off of theatre equipment that was replaced and the write-off of prepaid rent for an international theatre, partially offset by a gain on sale of land parcels. The gain recorded during the 2007 period was primarily due to a gain on the sale of real property associated with one of our U.S. theatres.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, were $62.1 million for the 2008 period compared to $76.8 million for the 2007 period. The decrease was primarily due to the repurchase of substantially all of our outstanding 9% senior subordinated notes that occurred during March 2007, the repurchase of a portion of our 9 3/4% senior discount notes since the second quarter of 2007, and a reduction in the variable interest rates on a portion of our long-term debt.
     Interest Income. We recorded interest income of $5.3 million during the 2008 period compared to interest income of $6.0 million during the 2007 period. The decrease in interest income was primarily due to lower interest rates earned on our cash investments.
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
     Gain on Fandango transaction. We recorded a gain of $9.2 million as a result of the sale of our investment in stock of Fandango, Inc in the 2007 period. See Note 6 to our condensed consolidated financial statements.
     Distributions from NCM. We recorded distributions from NCM of $8.6 million during the 2008 period and $1.4 million during the 2007 period, which were in excess of the carrying value of our investment. See Note 4 to our condensed consolidated financial statements.

     Income Taxes. Income tax expense of $15.1 million was recorded for the 2008 period compared to $8.9 million for the 2007 period. The effective tax rate was 42.8% for the 2008 period compared to 5.1% for the 2007 period. The change in the effective rate from the 2007 period was primarily due to the gain related to the NCM Transaction in 2007. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.
Item 4T. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
     We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
     There have been no material changes in our system of internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting within the period covered by this report.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Previously reported under “Business — Legal Proceedings” in the Company’s Annual Report on Form 10-K filed March 28, 2008.
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

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2008
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$316,801	$29,998	$—	$346,799
Other current assets	75,040	(20,980)	—	54,060

Total current assets	391,841	9,018	—	400,859

THEATRE PROPERTIES AND EQUIPMENT — net	1,302,380	—	—	1,302,380

OTHER ASSETS	1,569,459	18,899	(8,225)	1,580,133

TOTAL ASSETS	$3,263,680	$27,917	$(8,225)	$3,283,372

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12,770	$—	$—	$12,770
Current portion of capital lease obligations	5,203	—	—	5,203
Advances from affiliates	6,286	—	—	6,286
Accounts payable and accrued expenses	208,915	—	—	208,915

Total current liabilities	233,174	—	—	233,174

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,517,877	—	—	1,517,877
Other long-term liabilities	538,838	—	—	538,838

Total long-term liabilities	2,056,715	—	—	2,056,715

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARIES	18,296	—	—	18,296

STOCKHOLDERS’ EQUITY	955,495	27,917	(8,225)	975,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,263,680	$27,917	$(8,225)	$3,283,372

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2008
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated

REVENUES	$858,250	$—	$—	$858,250

COST OF OPERATIONS
Theatre operating costs	642,823	—	—	642,823
General and administrative expenses	44,570	4	—	44,574
Depreciation and amortization	76,650	—	—	76,650
Impairment of long-lived assets	5,829	—	—	5,829
Loss on sale of assets and other	835	75	—	910

Total cost of operations	770,707	79	—	770,786

OPERATING INCOME (LOSS)	87,543	(79)	—	87,464

OTHER INCOME (EXPENSE)	(59,187)	7,037	—	(52,150)

INCOME BEFORE INCOME TAXES	28,356	6,958	—	35,314

Income taxes	12,448	2,671	—	15,119

NET INCOME	$15,908	$4,287	$—	$20,195

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$15,908	$4,287	$—	$20,195
Adjustments to reconcile net income to cash provided by operating activities	96,798	1,306	—	98,104
Changes in assets and liabilities	26,802	2,122	—	28,924

Net cash provided by operating activities	139,508	7,715	—	147,223
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(51,916)	—	—	(51,916)
Proceeds from sale of theatre properties and equipment	2,224	—	—	2,224
Increase in escrow deposit due to like-kind exchange	(2,089)	—	—	(2,089)
Return of escrow deposits	23,439	—	—	23,439
Acquisition of one theatre	(5,011)	—	—	(5,011)
Investment in joint venture — DCIP	—	(1,000)	—	(1,000)

Net cash used for investing activities	(33,353)	(1,000)	—	(34,353)

FINANCING ACTIVITIES
Capital contributions from parent	8,950	—	—	8,950
Repurchase of senior discount notes	(6,174)	—	—	(6,174)
Repayments of long-term debt	(4,050)	—	—	(4,050)
Other	(2,703)	—	—	(2,703)

Net cash used for financing activities	(3,977)	—	—	(3,977)

Effect of exchange rate changes on cash and cash equivalents	4,504	—	—	4,504

INCREASE IN CASH AND CASH EQUIVALENTS	106,682	6,715	—	113,397

Beginning of period	210,119	23,283	—	233,402

End of period	$316,801	$29,998	$—	$346,799

Note:	“Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

Item 6. Exhibits

10.1	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Alan Stock (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
10.2	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
10.3	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Tim Warner (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
10.4	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
10.5	Termination Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 8, 2008	CINEMARK, INC. Registrant
/s/ Alan W. Stock
Alan W. Stock
Chief Executive Officer

/s/ Robert Copple
Robert Copple
Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Alan Stock (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
10.2	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
10.3	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Tim Warner (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
10.4	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
10.5	Termination Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q, File No. 001-33401, filed by Cinemark Holdings, Inc. on August 8, 2008).
*31.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Alan Stock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Robert Copple, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.