Form 10-K
period 2008-12-31
CINEMARK INC
filed 2009-03-13
CIK 1173463

CINEMARK, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE
REDUCED DISCLOSURE FORMAT.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 28, 2009, 27,896,316 shares of common stock were outstanding.
The registrant is privately held and there is no public trading market for its equity securities; therefore the registrant is unable to calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates.

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
Certain Definitions
     Unless the context otherwise requires, all references to “we,” “our,” “us,” the “issuer” or “Cinemark” relate to Cinemark, Inc. and its consolidated subsidiaries, including Cinemark USA, Inc. and Century Theatres, Inc. Unless otherwise specified, all operating and other statistical data for the U.S. include one theatre in Canada. All references to Latin America are to Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Honduras, Mexico, Nicaragua, Panama and Peru. Unless otherwise specified, all operating and other statistical data are as of and for the year ended December 31, 2008.

PART I
Item 1. Business
Our Company
     Cinemark, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed theatres in the U.S., Brazil and Colombia during the year ended December 31, 2008.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc. (“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc. (“Century Acquisition”). On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc.
     As of December 31, 2008, we managed our business under two operating segments — U.S. markets and international markets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” See Note 22 to the consolidated financial statements.
     Our principal executive offices are at 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Our telephone number is (972) 665-1000. We maintain a corporate website at www.cinemark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments, are available on our website free of charge under the heading “Investor Relations — SEC Filings” as soon as practicable after such reports are filed or furnished electronically to the Securities and Exchange Commission.
Description of Business
     We are a leader in the motion picture exhibition industry with 420 theatres and 4,783 screens in the U.S. and Latin America. Our circuit is the third largest in the U.S. with 293 theatres and 3,742 screens in 38 states and one Canadian province. We are the most geographically diverse circuit in Latin America with 127 theatres and 1,041 screens in 12 countries. During the year ended December 31, 2008, approximately 211.3 million patrons attended our theatres. Our modern theatre circuit features stadium seating in approximately 83% of our first-run auditoriums.
     We selectively build or acquire new theatres in markets where we can establish and maintain a leading market position. We believe our portfolio of modern theatres provides a preferred destination for moviegoers and contributes to our significant cash flows from operating activities. Our significant presence in the U.S. and Latin America has made us an important distribution channel for movie studios, particularly as they look to increase revenues generated in Latin America. Our market leadership is attributable in large part to our senior executives, who average approximately 34 years of industry experience and have successfully navigated us through multiple industry and economic cycles.
     We grew our total revenue per patron at a compound annual growth rate (“CAGR”) during the last three fiscal years of 10.2%. Revenues, operating income and net loss for the year ended December 31, 2008, were $1,742.3 million, $61.2 million and $(48.9) million, respectively. At December 31, 2008 we had cash and cash equivalents of $313.7 million and long-term debt of $1,508.5 million. Approximately $797.0 million of our long-term debt accrues interest at variable rates.

Motion Picture Industry Overview
     Domestic Markets
     The U.S. motion picture exhibition industry has a track record of long-term growth, with box office revenues growing at an estimated CAGR of 5.1% from 1992 to 2007. Against this background of steady long-term growth, the exhibition industry has experienced periodic short-term increases and decreases in attendance, and consequently box office revenues. According to industry sources, in 2008, the motion picture exhibition industry experienced one of its best performances in history, with total box office almost equaling the record breaking 2007 box office. One of the films released during 2008, The Dark Knight, which grossed over $500 million in domestic box office, broke several box office records, including the single day box office record on its opening day and the single film three-day weekend record during its opening weekend. We believe box office revenues will continue to perform well in 2009 with a solid slate of films, including Harry Potter and the Half Blood Prince, Transformers: Revenge of the Fallen, Angels & Demons, X-Men Origins: Wolverine, Night at the Museum II: Escape from the Smithsonian, and Watchmen and the release of 3-D movies such as Monsters vs. Aliens, Ice Age: Dawn of the Dinosaurs, Avatar, A Christmas Carol, and Disney’s next Pixar installment, Up.
     As of the date of this report, MPAA Worldwide Market Research (“MPAA”) had not yet released the 2008 box office information. The following table represents the results of a survey by MPAA published during March 2008, outlining the historical trends in U.S. box office revenues for the ten year period from 1997 to 2007:

	U.S. Box
	Office Revenues	Attendance	Average Ticket
Year	($ in millions)	(in millions)	Price
1997	$6,216	1,354	$4.59
1998	$6,760	1,438	$4.69
1999	$7,314	1,440	$5.08
2000	$7,468	1,383	$5.39
2001	$8,125	1,438	$5.66
2002	$9,272	1,599	$5.81
2003	$9,165	1,521	$6.03
2004	$9,215	1,484	$6.21
2005	$8,832	1,376	$6.41
2006	$9,138	1,395	$6.55
2007	$9,629	1,400	$6.88
International Markets
     International growth also continues to be consistent. (As of the date of this report, MPAA had not yet released the 2008 box office information.) According to MPAA, international box office revenues grew steadily at a CAGR of 11.9% from 2003 to 2007 as a result of the increasing acceptance of moviegoing as a popular form of entertainment throughout the world, ticket price increases and new theatre construction.
     Growth in Latin America is expected to continue to be fueled by a combination of continued development of modern theatres, growing populations, attractive demographics (i.e., a significant teenage population), quality product from Hollywood and the emergence of a local film industry. In many Latin American countries the local film industry had been dormant because of the lack of sufficient theatres to exhibit the film product. The development of new modern multiplex theatres has revitalized the local film industry and, in Mexico, Brazil and Argentina, successful local film product often provides incremental growth opportunities.
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
Drivers of Continued Industry Success
     We believe the following market trends will drive the continued growth and strength of our industry:

     Importance of Theatrical Success in Establishing Movie Brands and Subsequent Markets. Theatrical exhibition is the primary distribution channel for new motion picture releases. A successful theatrical release which “brands” a film is one of the major factors in determining its success in “downstream” markets, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and downloading from the Internet.
     Increased Importance of International Markets for Box Office Success. International markets continue to be an increasingly important component of the overall box office revenues generated by Hollywood films, accounting for $17.1 billion, or 64% of 2007 total worldwide box office revenues according to MPAA. (As of the date of this report, MPAA had not yet released the 2008 industry information.) With continued growth of the international motion picture exhibition industry, we believe the relative contribution of markets outside North America will become even more significant.
     Stable Long-Term Attendance Trends. We believe that long-term trends in motion picture attendance in the U.S. will continue to benefit the industry. Despite historical economic and industry cycles, domestic attendance has grown at a 1.6% CAGR over the last 15 years to an estimated 1.4 billion patrons in 2007. (As of the date of this report, MPAA had not yet released the 2008 industry information.) According to Nielsen Entertainment/NRG, 77% of moviegoers stated their overall theatre experience in 2007 was time and money well spent.
     Convenient and Affordable Form of Out-Of-Home Entertainment. Moviegoing continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $6.88 in 2007. (As of the date of this report, MPAA had not yet released the 2008 box office information.) Average prices in 2007 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, range from approximately $23.50 to $65.25 per ticket according to MPAA. Movie ticket prices have risen at approximately the rate of inflation, while ticket prices for other forms of out-of-home entertainment have increased at higher rates.
     Innovation with Digital Technology. The industry has begun to convert to the use of digital projection technology, which will allow exhibitors to expand their product offerings. Digital technology will allow the presentation of 3-D content and alternative entertainment venues such as live sports programs, the opera and concert events. These additional programming alternatives may enhance the level of patronage for exhibitors.
Competitive Strengths
     We believe the following strengths allow us to compete effectively:
     Disciplined Operating Philosophy. We generated operating income and net loss of $61.2 million and $(48.9) million, respectively, for the year ended December 31, 2008. (Our net loss for the year ended December 31, 2008 was primarily due to $113.5 million of non-cash impairment charges.) Our solid operating performance is a result of our disciplined operating philosophy that centers on building high quality assets, while negotiating favorable theatre level economics and controlling theatre operating costs. As a result, we grew our admissions and concession revenues per patron at the highest CAGR during the last five fiscal years among the three largest motion picture exhibitors in the U.S.
     Leading Position in Our U.S. Markets. We have a leading market share in the U.S. metropolitan and suburban markets we serve. For the year ended December 31, 2008, we ranked either first or second based on box office revenues in 21 out of our top 25 U.S. markets, including the San Francisco Bay Area, Dallas, Houston and Salt Lake City.
     Strategically Located in Heavily Populated Latin American Markets. Since 1993, we have invested throughout Latin America due to the continued growth of the region. We operate 127 theatres and 1,041 screens in 12 countries, generating revenues of $385.8 million for the year ended December 31, 2008. We have successfully established a significant presence in major cities in the region, with theatres in thirteen of the fifteen largest metropolitan areas. With a geographically diverse circuit, we are an important distribution channel to the movie studios. The projected annual population growth for the Latin American countries in which we operate ranges from 1% to 2% for each of the next three years. We are well-positioned with our modern, large-format theatres to take advantage of these factors for further growth and diversification of our revenues.
     State-of-the-Art Theatre Circuit. We offer state-of-the-art theatres, which we believe makes our theatres a preferred destination for moviegoers in our markets. We feature stadium seating in approximately 83% of our first run auditoriums. During 2008, we continued our expansion by adding 203 new screens. We currently have commitments to build 147 additional screens over the next three years.

     Solid Balance Sheet with Significant Cash Flow from Operating Activities. We generate significant cash flow from operating activities as a result of several factors, including management’s ability to contain costs, predictable revenues and a geographically diverse, modern theatre circuit. Additionally, a strategic advantage that enhances our cash flows, is our ownership of land and buildings for 43 of our theatres. We believe our expected level of cash flow generation will provide us with the strategic and financial flexibility to pursue growth opportunities, support our debt payments and make dividend payments to our stockholders. As of December 31, 2008, we had cash of $313.7 million. Our senior debt and senior subordinated debt do not mature until 2013 and 2014, respectively.
     Experienced Management. Led by Chairman and founder Lee Roy Mitchell, Chief Executive Officer Alan Stock, President, Chief Operating Officer Timothy Warner and Chief Financial Officer Robert Copple, our management team has an average of approximately 34 years of theatre operating experience executing a focused strategy which has led to consistent operating results. This management team has successfully navigated us through many industry and economic cycles.
Our Strategy
     We believe our disciplined operating philosophy and experienced management team will enable us to continue to enhance our leading position in the motion picture exhibition industry. Key components of our strategy include:
     Establish and Maintain Leading Market Positions. We will continue to seek growth opportunities by building or acquiring modern theatres that meet our strategic, financial and demographic criteria. We will continue to focus on establishing and maintaining a leading position in the markets we serve.
     Continue to Focus on Operational Excellence. We will continue to focus on achieving operational excellence by controlling theatre operating costs while continuing to provide leading customer service. Our margins reflect our track record of operating efficiency.
     Selectively Build in Profitable, Strategic Latin American Markets. Our international expansion will continue to focus primarily on Latin America through construction of modern, state-of-the-art theatres in growing urban markets.

Theatre Operations
     As of December 31, 2008, we operated 420 theatres and 4,783 screens in 38 states, one Canadian province and 12 Latin American countries. Our theatres in the U.S. are primarily located in mid-sized U.S. markets, including suburbs of major metropolitan areas. We believe these markets are generally less competitive and generate high, stable margins. Our theatres in Latin America are primarily located in major metropolitan markets, which we believe are generally underscreened. The following tables summarize the geographic locations of our theatre circuit as of December 31, 2008.
     United States Theatres

	Total	Total
State	Theatres	Screens

Texas	79	1,024
California	64	760
Ohio	20	223
Utah	13	169
Nevada	10	154
Illinois	9	122
Colorado	8	127
Kentucky	8	95
Arizona	7	106
Oregon	7	102
Oklahoma	6	67
Indiana	6	58
Louisiana	5	74
Pennsylvania	5	73
New Mexico	4	54
Virginia	4	52
North Carolina	4	41
Iowa	4	39
Mississippi	3	41
Arkansas	3	30
Florida	2	40
Washington	2	30
Georgia	2	27
New York	2	27
South Carolina	2	22
Kansas	1	20
Michigan	1	16
Alaska	1	16
New Jersey	1	16
Missouri	1	15
South Dakota	1	14
Tennessee	1	14
Wisconsin	1	14
Massachusetts	1	12
Delaware	1	10
West Virginia	1	10
Minnesota	1	8
Montana	1	8

Total United States	292	3,730
Canada	1	12

Total	293	3,742

          International Theatres

Country	Total Theatres	Total Screens

Brazil	44	368
Mexico	31	300
Chile	12	91
Central America(1)	12	79
Colombia	10	60
Argentina	9	74
Peru	5	43
Ecuador	4	26

Total	127	1,041

(1)	Includes Honduras, El Salvador, Nicaragua, Costa Rica and Panama.
     We first entered Latin America operating movie theatres in Chile in 1993 and Mexico in 1994. Since then, through our focused international strategy, we have developed into the most geographically diverse theatre circuit in the region. We have balanced our risk through a diversified international portfolio, currently operating theatres in thirteen of the fifteen largest metropolitan areas in Latin America. In addition, we have achieved significant scale in Mexico and Brazil, the two largest Latin American economies, with 300 screens in Mexico and 368 screens in Brazil as of December 31, 2008.
     We believe that certain markets within Latin America continue to be underserved as penetration of movie screens per capita in Latin American markets is substantially lower than in the U.S. and European markets. We will continue to build and expand our presence in underserved international markets, with emphasis on Latin America, and fund our expansion primarily with cash flow generated in those markets. We are able to mitigate exposure to currency fluctuations by using local currencies to fund substantially all costs of our international operations, including film and facility lease expense. Our geographic diversity throughout Latin America has allowed us to maintain consistent revenue growth, notwithstanding currency and economic fluctuations that may affect any particular market. Our international revenues were approximately $385.8 million during 2008 versus $333.6 million during 2007.
Film Licensing
     In the U.S., we license films on a theatre-by-theatre and film-by-film basis from film distributors that are owned by major film production companies or from independent film distributors that distribute films for smaller production companies. For new release films, film distributors typically establish geographic zones and offer each available film to one theatre in each zone. The size of a film zone is generally determined by the population density, demographics and box office revenues potential of a particular market or region. We currently operate theatres in 242 first run film zones in the U.S. New film releases are licensed at the discretion of the film distributors. As the sole exhibitor in approximately 86% of the first run film zones in which we operate, we have maximum access to film product, which allows us to select those pictures we believe will be the most successful in our markets from those offered to us by distributors. We usually license films on an allocation basis in film zones where we face competition.
     In the international markets in which we operate, distributors do not allocate film to a single theatre in a geographic film zone, but allow competitive theatres to play the same films simultaneously. In these markets, films are still licensed on a theatre-by-theatre and film-by-film basis. Our theatre personnel focus on providing excellent customer service, and we provide a modern facility with the most up-to-date sound systems, comfortable stadium style seating and other amenities typical of modern American-style multiplexes, which we believe gives us a competitive advantage in markets where competing theatres play the same films. Of the 1,041 screens we operate in international markets, approximately 73% have no direct competition from other theatres.
     Our film rental licenses in the U.S. typically specify that rental fees are based on the applicable box office receipts and either the mutually agreed upon firm terms or a sliding scale formula, which are established prior to the opening of the film, or a mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing agreement. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Internationally, our film rental licenses are primarily based on mutually agreed upon firm terms established prior to the opening of the picture. The film rental percentages paid by our international locations are generally lower than in the U.S. markets and gradually decline over a period of several weeks.
     We operate six art theatres with 21 screens under the CineArts brand. We also regularly play art and independent films at many of our other theatres, providing a variety of film choices to our patrons. Operating under the CineArts brand and bringing art and independent films to our other brands, allows us to benefit from the growth in the art and independent market driven by the more mature patron and the increased interest in art, foreign and documentary films. High profile film festivals, such as the Sundance Film Festival, have contributed to growth and interest in this genre. Recent hits such as Slumdog Millionaire and Doubt have demonstrated the box office potential of art and independent films.
Concessions
     Concession sales are our second largest revenue source, representing approximately 31% of total revenues for the year ended December 31, 2008. Concession sales have a much higher margin than admissions sales. We have devoted considerable management effort to increase concession sales and improve operating margins. These efforts include implementation of the following strategies:
•	Optimization of product mix. We offer concession products that primarily include various sizes of popcorn, soft drinks and candy. Different varieties and flavors of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. Our point of sale system allows us to monitor product sales and make changes to product mix as necessary. Specially priced combos and promotions are launched on a regular basis to increase average concession purchases as well as to attract new buyers.

•	Staff training. Employees are continually trained in “suggestive-selling” and “upselling” techniques. Consumer promotions conducted at the concession stand usually include a motivational element that rewards theatre staff for exceptional combo sales during the period.

•	Theatre design. Our theatres are designed to optimize efficiencies at the concession stands, which include multiple service stations to facilitate serving more customers more quickly. We strategically place large concession stands within theatres to heighten visibility, reduce the length of concession lines, and improve traffic flow around the concession stands. Some of our concession areas are designed as self-service stations which allow customers to select their own refreshments and proceed to the cash register when they are ready. This design presents efficient service, enhanced choice and superior visibility of concession items. Concession designs in many of our new theatres have incorporated the benefits experienced with the self-service model.

•	Cost control. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain bulk rates. Concession supplies are distributed through a national distribution network. The concession distributor supplies and distributes inventory to the theatres, who place orders directly with the vendors to replenish stock.
Participation in National CineMedia
     In March 2005, Regal Entertainment, Inc., (“Regal”), and AMC Entertainment, Inc., (“AMC”), formed National CineMedia, LLC, (“NCM”), and on July 15, 2005, we joined NCM, as one of the founding members. NCM operates an in-theatre digital network in the U.S. The digital network consists of projectors used to display advertising and other non-film events. NCM’s primary activities that impact us include:
•	advertising through its branded “First Look” pre-feature entertainment program, and lobby promotions and displays,

•	live and pre-recorded networked and single-site meetings and events,

•	live and pre-recorded concerts, sporting events and other non-film entertainment programming.

     We believe that the reach, scope and digital delivery capability of NCM’s network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM. We currently have an approximate 14.1% interest in NCM. See Note 6 to the consolidated financial statements.
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
     As of the date of this report, DCIP had signed long-term agreements with five studios for the deployment of digital projection systems in movie theatres in North America. These agreements are the first of a number of agreements that DCIP intends to enter into with all of the major studios and independent distribution companies to ensure the widespread roll-out of digital technology. In accordance with these agreements, the digital projection systems deployed by DCIP will comply with the technology and security specifications developed by the Digital Cinema Initiatives studio consortium. DCIP is currently working with lenders and equity sources to finance the planned deployment of digital systems.
Marketing
     In the U.S., we rely on newspaper display advertisements, paid for by film distributors, newspaper directory film schedules, generally paid for by us, and Internet advertising, which has emerged as the primary media source to inform patrons of film titles and showtimes. Radio and television advertising spots, generally paid for by film distributors, are used to promote certain motion pictures and special events. We also exhibit previews of coming attractions and films presently playing on the other screens in our theatres or markets. We offer patrons access to movie times, the ability to buy and print their tickets at home and purchase gift cards and other advanced sale-type certificates at our website www.cinemark.com. The Internet is becoming a popular way to view movie previews. We use monthly web contests with film distributor partners to drive traffic to our website and to ensure that customers visit often. In addition, we work on a regular basis with all of the film distributors to promote their films with local, regional and national programs that are exclusive to our theatres. These programs may involve customer contests, cross-promotions with third parties, media on-air tie-ins and other means to increase traffic to a particular film showing at one of our theatres.
     Internationally, we exhibit upcoming and current film previews on screen, we implement co-promotions with film distributors and promote and advertise our new locations through various forms of media and events. We partner with large multi-national corporations in the large metropolitan areas in which we have theatres, to promote our brand, our image and to increase attendance levels at our theatres. Our customers are encouraged to register on our website to receive weekly information by email for showtime information, invitations to special screenings, sponsored events and promotional information. In addition, our customers can request to receive showtime information on their cell phones. We also have loyalty programs in certain of our international markets that allow customers to pay a nominal fee for a membership card that provides them with certain admissions and concession discounts.
     Our marketing departments also focus on maximizing ancillary revenue, which includes the sale of our gift cards and our SuperSaver discount tickets. We market these programs to such business representatives as realtors, human resource managers, incentive program managers and hospital and pharmaceutical personnel. Gift cards can be purchased at our theatres or online through our website. SuperSavers are also sold online at our website or over the phone, fax or email by our local corporate offices and are also available at certain retailers in the U.S.
Online Sales
     Our patrons may purchase advance tickets for all of our domestic screens and approximately one third of our international screens by accessing our corporate website at www.cinemark.com. Advance tickets may also be purchased for our domestic screens at www.fandango.com. Our Internet initiatives help improve customer satisfaction, allowing patrons who purchase tickets over the Internet to often bypass lines at the box office by printing their tickets at home or picking up their tickets at kiosks in the theatre lobby.
Point of Sale Systems
     We have developed our own proprietary point of sale system to enhance our ability to maximize revenues, control costs and efficiently manage operations. The system is currently installed in all of our U.S. theatres and our one Canadian theatre. The point of sale system provides corporate management with real-time admissions and concession revenues reports that allow us to make timely changes to movie schedules, including extending film runs, increasing the number of screens on which successful movies are being played, or substituting films when gross receipts do not meet expectations. Real-time seating and box office information is available to box office personnel, preventing overselling of a particular film and providing faster and more accurate responses to customer inquiries regarding showtimes and available seating. The system tracks concession sales, provides in-theatre inventory reports for efficient inventory management and control, offers numerous ticket pricing options, integrates Internet ticket sales and processes credit card transactions. Barcode scanners, pole displays, touch screens, credit card readers and other equipment are integrated with the system to enhance its functions. In our international locations, we currently use other point of sale systems that have either been developed internally or by third parties, which have been certified as compliant with applicable governmental regulations.
Competition
     We are one of the leading motion picture exhibitors in terms of both revenues and the number of screens in operation. We compete against local, regional, national and international exhibitors with respect to attracting patrons, licensing films and developing new theatre sites.
     We are the sole exhibitor in approximately 86% of the 242 first run film zones in which our first run U.S. theatres operate. In film zones where there is no direct competition from other theatres, we select those films we believe will be the most successful from among those offered to us by film distributors. Where there is competition, we usually license films based on an allocation process. Of the 1,041 screens we operate outside of the U.S., approximately 73% of those screens have no direct competition from other theatres. In areas where we face direct competition, our success in attracting patrons depends on location, accessibility and capacity of an exhibitor’s theatre, theatre comfort, quality of projection and sound equipment, film showtime availability, level of customer service, and ticket prices. The competition for film licensing in the U.S. is dependent upon factors such as the location, condition and capacity of an exhibitor’s theatre, revenue potential and licensing terms.
     We compete for new theatre sites with other movie theatre exhibitors as well as other entertainment venues, which is dependent upon factors such as committed investment and resources, theatre design and capacity, revenue and patron potential, and financial stability.
     We also face competition from a number of other motion picture exhibition delivery systems, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and downloading from the Internet. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income, such as concerts, theme parks and sporting events.
Corporate Operations
     Our corporate headquarters is located in Plano, Texas. Personnel at our corporate headquarters provide oversight for our domestic and international theatres. Domestic personnel at our corporate headquarters include concessions, theatre operations support, film licensing, human resources, legal, finance and accounting, operational audit, theatre maintenance and construction, Internet and information systems support, real estate and marketing. Our U.S. operations are divided into sixteen regions, primarily organized geographically, each of which is headed by a region leader.
     International personnel at our corporate headquarters include our President of Cinemark International, L.L.C. and department heads in charge of film licensing, concessions, theatre operations, theatre construction, real estate, legal, operational audit, information systems and accounting. We have a chief financial officer in both Brazil and Mexico, which are our two largest international markets. We have eight regional offices in Latin America responsible for the local management of theatres in twelve individual countries. Each regional office is headed by a general manager and includes personnel in film licensing, marketing, human resources, information systems, operations and accounting. The regional offices are staffed with experienced personnel from the region to mitigate cultural and operational barriers.

Employees
     We have approximately 12,900 employees in the U.S., approximately 10% of whom are full time employees and 90% of whom are part time employees. We have approximately 5,400 employees in our international markets, approximately 65% of whom are full time employees and approximately 35% of whom are part time employees. Some of our U.S. employees are represented by unions under collective bargaining agreements, and some of our international locations are subject to union regulations. We regard our relations with our employees to be satisfactory.
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
Financial Information About Geographic Areas
     We have operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the consolidated financial statements. See Note 22 to the consolidated financial statements for segment information and financial information by geographic area.

Item 1A. Risk Factors
     Our business depends on film production and performance.
     Our business depends on both the availability of suitable films for exhibition in our theatres and the success of those films in our markets. Poor performance of films, the disruption in the production of films due to events such as a strike by directors, writers or actors, a reduction in financing options for the film distributors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse effect on our business by resulting in fewer patrons and reduced revenues.
     A deterioration in relationships with film distributors could adversely affect our ability to obtain commercially successful films.
     We rely on the film distributors to supply the films shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 81% of U.S. box office revenues and 47 of the top 50 grossing films during 2008. Numerous antitrust cases and consent decrees resulting from these anti-trust cases impact the distribution of films. The consent decrees bind certain major film distributors to license films to exhibitors on a theatre-by-theatre and film-by-film basis. Consequently, we cannot guarantee a supply of films by entering into long-term arrangements with major distributors. We are therefore required to negotiate licenses for each film and for each theatre. A deterioration in our relationship with any of the six major film distributors could adversely affect our ability to obtain commercially successful films and to negotiate favorable licensing terms for such films, both of which could adversely affect our business and operating results.
     We face intense competition for patrons and films which may adversely affect our business.
     The motion picture industry is highly competitive. We compete against local, regional, national and international exhibitors. We compete for both patrons and licensing of films. The competition for patrons is dependent upon such factors as the availability of popular films, the location and number of theatres and screens in a market, the comfort and quality of the theatres, levels of customer service, and pricing. The principal competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor’s theatres. If we are unable to attract patrons or to license successful films, our business may be adversely affected.
     An increase in the use of alternative or “downstream” film distribution channels and other competing forms of entertainment may reduce movie theatre attendance and limit ticket price growth.
     We face competition for patrons from a number of alternative film distribution channels, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and downloading from the Internet. We also compete with other forms of entertainment such as concerts, amusement parks and sporting events, for our patrons’ leisure time and disposable income. A significant increase in popularity of these alternative film distribution channels and competing forms of entertainment could have an adverse effect on our business and results of operations.
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
     The oversupply of screens in the motion picture exhibition industry may adversely affect the performance of some of our theatres.
     During the period between 1996 and 2000, theatre exhibitors focused on the development of large multiplexes. The strategy of aggressively building multiplexes was adopted throughout the industry during that time and resulted in an oversupply of screens in the North American exhibition industry and negatively impacted many older multiplex theatres, leading to financial difficulty for some of the exhibitors. According to MPAA, screen counts have increased each year since 2003. If exhibitors continue to build theatres and demand for such theatres does not grow at the same rate, the performance of some of our theatres could be adversely affected.
     We have substantial long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that restrict our ability to enter into certain transactions.
     We have significant long-term debt service obligations and long-term lease obligations. As of December 31, 2008, we had $1,516.6 million in long-term debt obligations, $123.7 million in capital lease obligations and $1,839.1 million in long-term operating lease obligations. We incurred $116.1 million of interest expense for the year ended December 31, 2008. We incurred $225.6 million of rent expense for the year ended December 31, 2008 under operating leases (with terms, excluding renewal options, ranging from one to 28 years). Our substantial lease and debt obligations pose risk to you by:
•	making it more difficult for us to satisfy our obligations;

•	requiring us to dedicate a substantial portion of our cash flow to payments on our lease and debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends;

•	impeding our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our variable rate debt, including our borrowings under our senior secured credit facility; and

•	making us more vulnerable to a downturn in our business and competitive pressures and limiting our flexibility to plan for, or react to, changes in our industry or the economy.
     Our ability to make scheduled payments of principal and interest with respect to our indebtedness and service our lease obligations will depend on our ability to generate cash flow from our operations. To a certain extent, our ability to generate cash flow is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you that we will continue to generate cash flow at current levels. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default and our lenders would have the ability to require that we immediately repay our outstanding indebtedness. Any such defaults could materially impair our financial condition and liquidity. We cannot assure you that we would be able to refinance our outstanding indebtedness if debt holders require repayments as a result of a default. In addition, we may need to refinance all or a portion of our outstanding indebtedness prior to its scheduled maturity; however, we may not be able to refinance all or any portion of our indebtedness on commercially reasonable terms or at all. If we fail to make any required payment under our leases, we would be in default and our landlords would have the ability to terminate our leases and re-enter the premises. The involuntary termination of a substantial number of our leases could have a material adverse impact on our business and results of operations.
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
     Our foreign operations are subject to adverse regulations, economic instability and currency exchange risk.
     We have 127 theatres with 1,041 screens in twelve countries in Latin America. Brazil and Mexico represented approximately 10.7% and 4.5% of our consolidated 2008 revenues, respectively. Governmental regulation of the motion picture industry in foreign markets differs from that in the United States. Changes in regulations affecting prices, quota systems requiring the exhibition of locally-produced films and restrictions on ownership of property may adversely affect our international operations in foreign markets. Our international operations are subject to certain political, economic and other uncertainties not encountered by our domestic operations, including risks of severe economic downturns and high inflation. We also face risks of currency fluctuations, hard currency shortages and controls of foreign currency exchange and transfers abroad, all of which could have an adverse effect on the results of our international operations.
     We may not be able to generate additional revenues or continue to realize value from our investment in NCM.
     We joined Regal and AMC as founding members of NCM in 2005 and currently have an approximate 14.1% interest in NCM. We receive a monthly theatre access fee under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM. During the years ended December 31, 2007 and 2008, the Company received approximately $5.7 million and $1.8 million in other revenues from NCM, respectively and $11.5 million and $18.8 million in cash distributions from NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. NCM also competes with other cinema advertising companies and with hotels, conference centers, arenas, restaurants and convention facilities for its non-film related events to be shown or held in our auditoriums. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by the theatre-going public. If NCM is unable to continue to generate expected sales of advertising, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.
     We are subject to uncertainties related to digital cinema, including potentially high costs of re-equipping theatres with projectors to show digital movies.
     Digital cinema is still in an early conversion stage in our industry. We, along with some of our competitors, have commenced a roll-out of digital equipment for exhibiting feature films. However, significant obstacles exist that impact such a roll-out plan including the cost of digital projectors, the substantial investment in re-equipping theatres and determining who will be responsible for such costs. We cannot assure you that we will be able to obtain financing arrangements to fund our portion of the digital cinema roll-out nor that such financing will be available to us on acceptable terms, if at all.
     We are subject to uncertainties relating to future expansion plans, including our ability to identify suitable acquisition candidates or site locations.
     We have greatly expanded our operations over the last decade through targeted worldwide theatre development and acquisitions. We will continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisitions of existing theatres and theatre circuits both in the U.S. and internationally. There is significant competition for new site locations and for existing theatre and theatre circuit acquisition opportunities. As a result of such competition, we may not be able to acquire attractive site locations, existing theatres or theatre circuits on terms we consider acceptable. We cannot assure you that our expansion strategy will result in improvements to our business, financial condition, profitability, or cash flows. Further, our expansion programs may require financing above our existing borrowing capacity and internally generated funds. We cannot assure you that we will be able to obtain such financing nor that such financing will be available to us on acceptable terms.
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
     We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors when determining whether to impair individual theatre assets, including actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in our assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods, for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, we then compare the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2006, 2007 and the first, second and third quarters of 2008 and six and a half times for the evaluation performed during the fourth quarter of 2008. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions.
     We evaluate goodwill for impairment at the reporting unit level at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. Goodwill impairment is evaluated using a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the theatre exceeds its fair value, a second step would be performed to measure the potential goodwill impairment. Fair values are determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2006 and 2007 and six and a half times for the evaluation performed during 2008. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. Prior to January 1, 2008, we considered our theatres reporting units for purposes of evaluating goodwill for impairment. Recent changes in the organization, including changes in the structure of the executive management team, the initial public offering of Cinemark Holdings, Inc.’s common stock, the resulting changes in the level at which the management team evaluates the business on a regular basis, and the Century Acquisition that increased the size of our theatre base by approximately 25%, led management to conclude that its U.S. regions and international countries are now more reflective of how we manage and operate our business. Accordingly, the U.S. regions and international countries represent the appropriate reporting units for purposes of evaluating goodwill for impairment. Consequently, effective January 1, 2008, management changed the reporting unit to sixteen regions in the U.S. and each of eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica and Panama are considered one reporting unit) from approximately four hundred theatres. The goodwill impairment test performed during December 2007 that resulted in the recording of impairment charges during the year ended December 31, 2007 reflected the final calculation utilizing theatres as reporting units.

     Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be recoverable. We estimate the fair value of our tradenames by applying an estimated market royalty rate that could be charged for the use of our tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to the estimated fair value.
     We recorded asset impairment charges, including goodwill impairment charges, of $28.5 million, $86.6 million and $113.5 for the years ended December 31, 2006, 2007 and 2008, respectively. We cannot assure you that additional impairment charges will not be required in the future, and such charges may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 10 and 11 to the consolidated financial statements.
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
     The interests of Madison Dearborn Partners (“MDP”) may not be aligned with yours.
     We are controlled by an affiliate of MDP. MDP beneficially owns approximately 47% of our common stock and under a director nomination agreement, are entitled to designate nominees for five members of our board of directors. Accordingly, MDP has influence and effectively controls our corporate and management policies and determines, without the consent of our other stockholders, the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. MDP could take other actions that might be desirable to MDP but not to other stockholders.
     Provisions in our corporate documents and certain agreements, as well as Delaware law, may hinder a change of control.
     Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. These provisions include:
•	authorization of our board of directors to issue shares of preferred stock without stockholder approval;

•	a board of directors classified into three classes of directors with the directors of each class, subject to shorter initial terms for some directors, having staggered, three-year terms;

•	provisions regulating the ability of our stockholders to nominate directors for election or to bring matters for action at annual meetings of our stockholders; and

•	provisions of Delaware law that restrict many business combinations and provide that directors serving on classified boards of directors, such as ours, may be removed only for cause.
     Certain provisions of the 9 3/4% senior discount notes indenture and the senior secured credit facility may have the effect of delaying or preventing future transactions involving a “change of control.” A “change of control” would require us to make an offer to the holders of our 9 3/4% senior discount notes to repurchase all of the outstanding notes at a purchase price equal to 101% of the aggregate principal amount outstanding plus accrued unpaid interest to the date of the purchase. A “change of control” would also be an event of default under our senior secured credit facility.
     The Impairment or Insolvency of Other Financial Institutions Could Adversely Affect Us.

     We have exposure to different counterparties with regard to our interest rate swap agreements. These transactions expose us to credit risk in the event of default of our counterparties to such agreements. We also have exposure to financial institutions used as depositories of our corporate cash balances. If our counterparties and financial institutions become impaired or insolvent, this could have a material impact on our results of operations or impair our ability to access our cash.
Item 2. Properties
     United States
     As of December 31, 2008, we operated 250 theatres, with 3,135 screens, pursuant to leases and own the land and building for 43 theatres, with 607 screens, in the U.S. During 2008, we acquired two theatres with 28 screens and built ten new theatres with 128 screens. Our leases are generally entered into on a long-term basis with terms, including renewal options, generally ranging from 20 to 45 years. As of December 31, 2008, approximately 8% of our theatre leases in the U.S., covering 21 theatres with 167 screens, have remaining terms, including optional renewal periods, of less than five years. Approximately 12% of our theatre leases in the U.S., covering 30 theatres with 229 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 80% of our theatre leases in the U.S., covering 199 theatres with 2,739 screens, have remaining terms, including optional renewal periods, of more than 15 years. The leases generally provide for a fixed monthly minimum rent payment, with certain leases also subject to additional percentage rent if a target annual revenue level is achieved. We lease an office building in Plano, Texas for our corporate office.
     International
     As of December 31, 2008, internationally, we operated 127 theatres, with 1,041 screens, all of which are leased pursuant to ground or building leases. In 2008, we acquired two theatres with 16 screens and built five new theatres with 31 screens in Latin America. Our international leases are generally entered into on a long term basis with terms generally ranging from 10 to 20 years. The leases generally provide for contingent rental based upon operating results (some of which are subject to an annual minimum). Generally, these leases include renewal options for various periods at stipulated rates. Five international theatres with 40 screens have a remaining term, including optional renewal periods, of less than five years. Approximately 27% of our international theatre leases, covering 34 theatres and 290 screens, have remaining terms, including optional renewal periods, of between six and 15 years and approximately 69% of our international theatre leases, covering 88 theatres and 711 screens, have remaining terms, including optional renewal periods, of more than 15 years.
     See Note 21 to the consolidated financial statements for information regarding our domestic and international lease commitments. We periodically review the profitability of each of our theatres, particularly those whose lease terms are nearing expiration, to determine whether to continue its operations.
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
     There is no established public trading market for our common stock. As of December 31, 2008, we had 27,896,316 shares of Class A common stock outstanding, all of which were held by Cinemark Holdings, Inc.
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
Securities Authorized for Issuance under Equity Compensation Plans
     The following table provides information about the securities authorized for issuance under the equity compensation plans of Cinemark Holdings, Inc. as of December 31, 2008:

Number of
Securities Remaining
	Number of	Weighted	Available for Future
	Securities to be	Average Exercise	Issuance Under
	Issued upon	Price of	Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in the First Column)
Equity compensation plans approved by security holders	6,139,670	$7.63	11,629,044
Equity compensation plans not approved by security holders	—	—	—

Total	6,139,670	$7.63	11,629,044

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report.
Overview
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc. (“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc. (“Century Acquisition”). On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc. Due to a change in reporting entity that occurred as a result of the Cinemark Share Exchange, Cinemark Holdings, Inc.’s accounting basis has been pushed down to us effective on the date of the Cinemark Share Exchange, October 5, 2006. The following presents results of operations for the periods preceding the Cinemark Share Exchange as Predecessor and the periods subsequent to the Cinemark Share Exchange as Successor. See Note 4 to the consolidated financial statements.
     As of December 31, 2008, we managed our business under two operating segments — U.S. markets and international markets, in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” See Note 22 to the consolidated financial statements.

     Results of Operations
     On October 5, 2006, we completed our acquisition of Century Theatres, Inc. Our results of operations reflect the inclusion of the Century theatres beginning on the date of acquisition. See Note 5 to the consolidated financial statements.
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in our consolidated statements of operations:

	Period from
	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Operating data (in millions):
Revenues
Admissions	$514.2	$246.1	$1,087.5	$1,127.0
Concession	260.2	115.6	516.5	534.8
Other	54.7	29.8	78.8	80.5

Total revenues	$829.1	$391.5	$1,682.8	$1,742.3

Theatre operating costs(2)
Film rentals and advertising	$275.0	$131.0	$589.7	$612.2
Concession supplies	41.9	17.1	81.1	86.6
Salaries and wages	79.0	39.6	173.3	181.0
Facility lease expense	109.5	48.3	212.7	225.6
Utilities and other	100.9	43.9	191.3	205.8

Total theatre operating costs	$606.3	$279.9	$1,248.1	$1,311.2

Operating data as a percentage of total revenues:
Revenues
Admissions	62.0%	62.9%	64.6%	64.7%
Concession	31.4	29.5	30.7	30.7
Other	6.6	7.6	4.7	4.6

Total revenues	100.0%	100.0%	100.0%	100.0%

Theatre operating costs(1)(2)
Film rentals and advertising	53.5%	53.2%	54.2%	54.3%
Concession supplies	16.1	14.8	15.7	16.2
Salaries and wages	9.5	10.1	10.3	10.4
Facility lease expense	13.2	12.3	12.6	12.9
Utilities and other	12.2	11.2	11.4	11.8
Total theatre operating costs	73.1%	71.5%	74.2%	75.3%

Average screen count (month end average)	3,375	4,207	4,558	4,703

Revenues per average screen	$245,649	$93,072	$369,200	$370,469

(1)	All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concession revenues.

(2)	Excludes depreciation and amortization expense.

Comparison of Years Ended December 31, 2008 and December 31, 2007
     Revenues. Total revenues increased $59.5 million to $1,742.3 million for 2008 from $1,682.8 million for 2007, representing a 3.5% increase. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenues.

	U.S. Operating Segment			International Operating Segment			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
			%			%			%
	2007	2008	Change	2007	2008	Change	2007	2008	Change
Admissions revenues (in millions)	$879.1	$889.1	1.1%	$208.4	$237.9	14.2%	$1,087.5	$1,127.0	3.6%
Concession revenues (in millions)	$424.4	$426.5	0.5%	$92.1	$108.3	17.6%	$516.5	$534.8	3.5%
Other revenues (in millions) (1)	$45.6	$40.9	(10.3%)	$33.2	$39.6	19.3%	$78.8	$80.5	2.2%
Total revenues (in millions) (1)	$1,349.1	$1,356.5	0.5%	$333.7	$385.8	15.6%	$1,682.8	$1,742.3	3.5%
Attendance (in millions)	151.7	147.9	(2.5%)	61.0	63.4	3.9%	212.7	211.3	(0.7%)
Revenues per average screen (1)	$376,771	$368,313	(2.2%)	$341,451	$378,252	10.8%	$369,200	$370,469	0.3%

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 22 of our consolidated financial statements.
•	Consolidated. The increase in admissions revenues of $39.5 million was attributable to a 4.3% increase in average ticket price from $5.11 for 2007 to $5.33 for 2008, partially offset by a 0.7% decline in attendance. The increase in concession revenues of $18.3 million was attributable to a 4.1% increase in concession revenues per patron from $2.43 for 2007 to $2.53 for 2008, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were due to price increases and favorable exchange rates during most of the year in certain countries in which we operate. The 2.2% increase in other revenues was primarily attributable to increased screen advertising and other ancillary revenues in certain of our international locations and the favorable impact of exchange rates during most of the year in certain countries in which we operate.
•	U.S. The increase in admissions revenues of $10.0 million was attributable to a 3.8% increase in average ticket price from $5.79 for 2007 to $6.01 for 2008, partially offset by a 2.5% decrease in attendance. The increase in concession revenues of $2.1 million was attributable to a 2.9% increase in concession revenues per patron from $2.80 for 2007 to $2.88 for 2008, partially offset by the decline in attendance. The increases in average ticket price and concession revenues per patron were due to price increases. The 10.3% decrease in other revenues was primarily attributable to reduced screen advertising revenues earned under the exhibitor services agreement with NCM. See Note 6 to the consolidated financial statements.
•	International. The increase in admissions revenues of $29.5 million was attributable to a 9.6% increase in average ticket price from $3.42 for 2007 to $3.75 for 2008 and a 3.9% increase in attendance. The increase in concession revenues of $16.2 million was attributable to a 13.2% increase in concession revenues per patron from $1.51 for 2007 to $1.71 for 2008 and the increase in attendance. The increases in average ticket price and concession revenues per patron were due to price increases and favorable exchange rates during most of the year in certain countries in which we operate. The 19.3% increase in other revenues was primarily due to increased screen advertising and other ancillary revenues and the favorable impact of exchange rates during most of the year in certain countries in which we operate.

     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $1,311.2 million, or 75.3% of revenues, for 2008 compared to $1,248.1 million, or 74.2% of revenues, for 2007. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs (in millions).

			International Operating
	U.S. Operating Segment		Segment		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2007	2008	2007	2008	2007	2008

Film rentals and advertising	$485.2	$494.6	$104.5	$117.6	$589.7	$612.2
Concession supplies	57.8	58.5	23.3	28.1	$81.1	$86.6
Salaries and wages	146.7	149.5	26.6	31.5	$173.3	$181.0
Facility lease expense	161.7	166.8	51.0	58.8	$212.7	$225.6
Utilities and other	149.0	151.8	42.3	54.0	$191.3	$205.8

Total theatre operating costs	$1,000.4	$1,021.2	$247.7	$290.0	$1,248.1	$1,311.2

•	Consolidated. Film rentals and advertising costs were $612.2 million, or 54.3% of admissions revenues, for 2008 compared to $589.7 million, or 54.2% of admissions revenues, for 2007. The increase in film rentals and advertising costs for 2008 of $22.5 million was primarily due to a $39.5 million increase in admissions revenues. Concession supplies expense was $86.6 million, or 16.2% of concession revenues, for 2008 compared to $81.1 million, or 15.7% of concession revenues, for 2007. The increase in concession supplies expense of $5.5 million was primarily due to an $18.3 million increase in concession revenues and an increase in the concession supplies rate. The increased rate was primarily due to the relative increase in concession revenues from our international operations and increases in product costs from some of our international concession suppliers.

Salaries and wages increased to $181.0 million for 2008 from $173.3 million for 2007, facility lease expense increased to $225.6 million for 2008 from $212.7 million for 2007 and utilities and other costs increased to $205.8 million for 2008 from $191.3 million for 2007, all of which increased primarily due to increased revenues, new theatre openings and the impact of exchange rates in certain countries in which we operate.

•	U.S. Film rentals and advertising costs were $494.6 million, or 55.6% of admissions revenues, for 2008 compared to $485.2 million, or 55.2% of admissions revenues, for 2007. The increase in film rentals and advertising costs for 2008 of $9.4 million was primarily due to the increase in admissions revenues and higher film rentals and advertising rates. Concession supplies expense was $58.5 million, or 13.7% of concession revenues, for 2008 compared to $57.8 million, or 13.6% of concession revenues, for 2007.

Salaries and wages increased to $149.5 million for 2008 from $146.7 million for 2007, facility lease expense increased to $166.8 million for 2008 from $161.7 million for 2007 and utilities and other costs increased to $151.8 million for 2008 from $149.0 million for 2007, all of which increased primarily due to new theatre openings.

•	International. Film rentals and advertising costs were $117.6 million, or 49.4% of admissions revenues, for 2008 compared to $104.5 million, or 50.1% of admissions revenues, for 2007. The increase in film rentals and advertising costs of $13.1 million was due to a $29.5 million increase in admissions revenues, partially offset by a decrease in our film rental and advertising rate. Concession supplies expense was $28.1 million, or 25.9% of concession revenues, for 2008 compared to $23.3 million, or 25.3% of concession revenues, for 2007. The increase in concession supplies expense of $4.8 million was primarily due to the $16.2 million increase in concession revenues and the increased rate due to increases in product costs from some of our concession suppliers.

Salaries and wages increased to $31.5 million for 2008 from $26.6 million for 2007, facility lease expense increased to $58.8 million for 2008 from $51.0 million for 2007 and utilities and other costs increased to $54.0 million for 2008 from $42.3 million for 2007, all of which increased primarily due to increased revenues, new theatre openings and the impact of exchange rates in certain countries in which we operate.

     General and Administrative Expenses. General and administrative expenses increased to $89.8 million for 2008 from $78.9 million for 2007. The increase was primarily due to increased incentive compensation expense of $4.4 million, increased share based award compensation expense of $1.8 million, increased service charges of $1.7 million related to increased credit card activity, increased professional fees of $0.5 million, including audit fees related to Sarbanes-Oxley (“SOX”) compliance, and increased legal fees of $2.2 million.
     Termination of Profit Participation Agreement. Upon consummation of Cinemark Holdings, Inc.’s initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s profit interest in two theatres during May 2007 for $6.9 million pursuant to the terms of the amended and restated profit participation agreement. In addition, we incurred $0.1 million of payroll taxes related to the termination. See Note 23 to our consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $158.0 million for 2008 compared to $151.7 million for 2007 primarily due to new theatre openings.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $113.5 million for 2008 compared to $86.6 million for 2007. Impairment charges for 2008 consisted of $34.6 million of theatre properties, $78.6 million of goodwill associated with theatre properties, and $0.3 million of intangible assets associated with theatre properties. Impairment charges for 2007 consisted of $14.2 million of theatre properties, $67.7 million of goodwill associated with theatre properties, and $4.7 million of intangible assets associated with theatre properties. See Notes 10 and 11 to our consolidated financial statements.
     (Gain) Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $8.5 million during 2008 compared to a gain on sale of assets and other of $3.0 million during 2007. The loss recorded during 2008 was primarily related to the write-off of theatre equipment that was replaced, the write-off of prepaid rent for an international theatre, and damages to certain of our theatres in Texas related to Hurricane Ike. The gain recorded during 2007 primarily related to the sale of real property associated with one theatre in the U.S.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $116.1 million for 2008 compared to $145.6 million for 2007. The decrease was primarily due to the repurchase of substantially all of our outstanding 9% senior subordinated notes that occurred during March and April 2007, the repurchase of a portion of our 9 3/4% senior discount notes during the second half of 2007 and 2008, and a reduction in the variable interest rates on a portion of our long-term debt. In addition, during the 2008 period, we recorded a gain of approximately $5.4 million as a component of interest expense related to the change in fair value of one of our interest rate swap agreements that was deemed not highly effective. See Note 14 to our consolidated financial statements for further discussion of our interest rate swap agreements.
     Gain on NCM Transaction. During 2007, we recorded a gain of $210.8 million on the sale of a portion of our equity investment in NCM in conjunction with the initial public offering of NCM, Inc. common stock. Our ownership interest in NCM was reduced from approximately 25% to approximately 14% as part of this sale of stock in the offering. See Note 6 to our consolidated financial statements.
     Gain on Fandango Transaction. During 2007, we recorded a gain of $9.2 million as a result of the sale of our investment in stock of Fandango, Inc. See Note 8 to our consolidated financial statements.
     (Gain) Loss on Early Retirement of Debt. During 2008, we recorded a gain on early retirement of debt of $1.7 million as a result of the repurchase of $47.0 million aggregate principal amount at maturity of our 9 3/4% senior discount notes partially offset by the write-off of unamortized debt issue costs. During 2007, we recorded a loss on early retirement of debt of $13.5 million as a result of the repurchase of $332.1 million aggregate principal amount of our 9% senior subordinated notes and the repurchase of $69.2 million aggregate principal amount at maturity of our 9 3/4% senior discount notes, and the related write-off of unamortized debt issue costs and the payment of premiums, fees and expenses. See Note 13 to our consolidated financial statements.
     Distributions from NCM. We recorded distributions received from NCM of $18.8 million during 2008 and $11.5 million during 2007, which were in excess of the carrying value of our investment. See Note 6 to our consolidated financial statements.

     Income Taxes. Income tax expense of $20.7 million was recorded for 2008 compared to $109.5 million recorded for 2007. The effective tax rate of (73.3)% for 2008 reflects the impact of our 2008 goodwill impairment charges, which are not deductible for income tax purposes. The effective tax rate in 2008 net of the impact from the goodwill impairment charges would have been approximately 41.1%. The effective tax rate of 56.3% for 2007 reflects the impact of our 2007 goodwill impairment charges, which are not deductible for income tax purposes. The effective tax rate in 2007 net of the impact from the goodwill impairment charges would have been approximately 41.8%.
Analysis of Year Ended December 31, 2007
     Revenues. Total revenues were $1,682.8 million for the year ended December 31, 2007. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators that impact our revenues for the year ended December 31, 2007.

	U.S.	International
	Operating	Operating
	Segment	Segment	Consolidated

Admissions revenues (in millions)	$879.1	$208.4	$1,087.5
Concession revenues (in millions)	$424.4	$92.1	$516.5
Other revenues (in millions) (1)	$45.6	$33.2	$78.8
Total revenues (in millions) (1)	$1,349.1	$333.7	$1,682.8
Attendance (in millions)	151.7	61.0	212.7
Revenues per screen (in dollars) (1)	$376,771	$341,451	$369,200

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 22 of our consolidated financial statements.
•	Consolidated. Admissions revenues of $1,087.5 million was attributable to attendance of 212.7 million patrons and an average ticket price of $5.11. Concession revenues of $516.5 million was attributable to attendance of 212.7 million patrons and a concession revenues per patron rate of $2.43. The 2007 period was the first full year of operations of the 77 Century theatres acquired during the period from October 5, 2006 to December 31, 2006. See Note 5 to the consolidated financial statements for discussion of the Century Acquisition. The attendance levels were reflective of the solid slate of films released during 2007 and new theatre openings. Average ticket prices and concession revenues per patron were reflective of price increases and favorable exchange rates in certain countries in which we operate.

•	U.S. Admissions revenues of $879.1 million was attributable to attendance of 151.7 million patrons for 2007 and an average ticket price of $5.79. Concession revenues of $424.4 million was attributable to attendance of 151.7 million patrons and a concession revenues per patron rate of $2.80. The 2007 period was the first full year of operations of the 77 Century theatres acquired during the period from October 5, 2006 to December 31, 2006. See Note 5 to the consolidated financial statements for discussion of the Century Acquisition. The attendance levels were reflective of the solid slate of films released during 2007 and new theatre openings. Average ticket prices and concession revenues per patron were reflective of price increases.

•	International. Admissions revenues of $208.4 million was attributable to attendance of 61.0 million patrons and an average ticket price of $3.42. Concession revenues of $92.1 million was attributable to attendance of 61.0 million patrons and a concession revenues per patron rate of $1.51. Attendance levels were reflective of new theatre openings and average ticket prices and concession revenues per patron were reflective of price increases and favorable exchange rates in certain countries in which we operate.

     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $1,248.1 million, or 74.2% of revenues, for 2007. The table below, presented by reportable operating segment, summarizes our theatre operating costs for 2007 (in millions).

	U.S.	International
	Operating	Operating
	Segment	Segment	Consolidated

Film rentals and advertising	$485.2	$104.5	$589.7
Concession supplies	$57.8	$23.3	$81.1
Salaries and wages	$146.7	$26.6	$173.3
Facility lease expense	$161.7	$51.0	$212.7
Utilities and other	$149.0	$42.3	$191.3

Total theatre operating costs	$1,000.4	$247.7	$1,248.1

•	Consolidated. Film rentals and advertising costs were $589.7 million representing 54.2% of admissions revenues. Our film rental and advertising rate is reflective of higher than average rates on certain blockbuster sequels that were released during 2007. Concession supplies expense was $81.1 million representing 15.7% of concession revenues.

Salaries and wages were $173.3 million, which represents 10.3% of total revenues and is reflective of salaries and wages related to the 77 Century theatres acquired during the period from October 5, 2006 to December 31, 2006, an increase in minimum wages in the U.S., and new theatre openings. Facility lease expense was $212.7 million, which represented 12.6% of total revenues and included expenses related to the 77 Century theatres acquired during the period from October 5, 2006 to December 31, 2006, percentage rent related to the increased revenues and new theatre openings. Utilities and other costs was $191.3 million, which represented 11.4% of total revenues and included expenses related to the 77 Century theatres acquired during the period from October 5, 2006 to December 31, 2006 and new theatre openings. See Note 5 to the consolidated financial statements for discussion of the Century Acquisition.

•	U.S. Film rentals and advertising costs were $485.2 million representing 55.2% of admissions revenues. Film rentals and advertising costs reflected higher than average rates due to certain blockbuster sequels released during 2007. Concession supplies expense was $57.8 million representing 13.6% of concession revenues.

Salaries and wages was $146.7 million, which represented 10.9% of total revenues and was reflective of salaries and wages related to the 77 Century theatres acquired during the period from October 5, 2006 to December 31, 2006, an increase in minimum wages in the U.S., and new theatre openings. Facility lease expense was $161.7 million, which represented 12.0% of total revenues, and included expenses related to the 77 Century theatres acquired during the period from October 5, 2006 to December 31, 2006, percentage rent related to the increased revenues and new theatre openings. Utilities and other costs were $149.0 million, which represented 11.0% of total revenues and included expenses related to the 77 Century theatres acquired during the period from October 5, 2006 to December 31, 2006 and new theatre openings. See Note 5 to the consolidated financial statements for discussion of the Century Acquisition.

•	International. Film rentals and advertising costs were $104.5 million, representing 50.1% of admissions revenues. Concession supplies expense was $23.3 million, representing 25.3% of concession revenues.

Salaries and wages were $26.6 million, representing 8.0% of total revenues, facility lease expense was $51.0 million, representing 15.3% of total revenues, and utilities and other costs was $42.3 million, representing 12.7% of total revenues, all of which included expenses related to new theatre openings.
     General and Administrative Expenses. General and administrative expenses were $78.9 million and included salaries, wages and related costs of $45.8 million, professional fees of $7.9 million, and service charges related to credit card activity of $7.4 million, all of which were reflective of the 77 Century theatres acquired during the period from October 5, 2006 to December 31, 2006. See Note 5 to the consolidated financial statements for discussion of the Century Acquisition.

     Termination of Profit Participation Agreement. Upon consummation of Cinemark Holdings, Inc.’s initial public offering on April 24, 2007, we exercised our option to terminate the amended and restated profit participation agreement with our CEO Alan Stock and purchased Mr. Stock’s profit interest in two theatres on May 3, 2007 for a price of $6.9 million pursuant to the terms of the amended and restated profit participation agreement. In addition, we incurred $0.1 million of payroll taxes related to the termination. See Note 23 to our consolidated financial statements.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $151.7 million and included the impact of the Century Acquisition and new theatre openings. See Note 5 to the consolidated financial statements for discussion of the Century Acquisition.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $86.6 million, which consisted of $14.2 million of theatre properties, $67.7 million of goodwill associated with theatre properties, and $4.7 million of intangible assets associated with theatre properties.
     Gain on Sale of Assets and Other. We recorded a gain on sale of assets and other of $3.0 million, which primarily related to the sale of real property associated with one theatre in the U.S.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $145.6 million. See Note 13 to our consolidated financial statements for a discussion of our long-term debt and related interest rates.
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
     Loss on Early Retirement of Debt. During 2007, we recorded a loss on early retirement of debt of $13.5 million which was a result of the repurchase of $332.1 million aggregate principal amount of our 9% senior subordinated notes and the repurchase of $69.2 million aggregate principal amount at maturity of our 9 3/4% senior discount notes, all of which resulted in the write-off of unamortized debt issue costs and the payment of premiums, fees and expenses. See Notes 12 and 13 to our consolidated financial statements.
     Distributions from NCM. We recorded distributions received from NCM of $11.5 million during 2007, which were in excess of the carrying value of our investment. See Note 6 to our consolidated financial statements.
     Income Taxes. We recorded income tax expense of $109.5 million, which represented an effective tax rate of 56.3% The effective tax rate, net of the impact from the goodwill impairment charges, would have been approximately 41.8%. See Note 20 to our consolidated financial statements.

Analysis of Period from January 1, 2006 to October 4, 2006
     Revenues. Total revenues were $829.1 million for the period from January 1, 2006 to October 4, 2006. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators that impact our revenues for the period from January 1, 2006 to October 4, 2006:

	U.S.	International
	Operating	Operating
	Segment	Segment	Consolidated

Admissions revenues (in millions)	$370.4	$143.8	$514.2
Concession revenues (in millions)	$199.1	$61.1	$260.2
Other revenues (in millions) (1)	$36.8	$17.9	$54.7
Total revenues (in millions) (1)	$606.3	$222.8	$829.1
Attendance (in millions)	81.6	46.9	128.5
Revenues per screen (in dollars) (1)	$247,564	$240,583	$245,649

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 22 of our consolidated financial statements.
•	Consolidated. Admissions revenues of $514.2 million was attributable to attendance of 128.5 million patrons and an average ticket price of $4.00. Concession revenues of $260.2 million was attributable to attendance of 128.5 million patrons and a concession revenues per patron rate of $2.03.

•	U.S. Admissions revenues of $370.4 million was attributable to attendance of 81.6 million patrons and an average ticket price of $4.54. Concession revenues of $199.1 million was attributable to attendance of 81.6 million patrons and a concession revenues per patron rate of $2.44.

•	International. Admissions revenues of $143.8 million was attributable to attendance of 46.9 million patrons and an average ticket price of $3.06. Concession revenues of $61.1 million was attributable to attendance of 46.9 million patrons and a concession revenues per patron rate of $1.30.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $606.3 million, or 73.1% of revenues, for the period from January 1, 2006 to October 4, 2006. The table below, presented by reportable operating segment, summarizes our theatre operating costs for the period from January 1, 2006 to October 4, 2006 (in millions):

	U.S.	International
	Operating	Operating
	Segment	Segment	Consolidated

Film rentals and advertising	$203.1	$71.9	$275.0
Concession supplies	$26.3	$15.6	$41.9
Salaries and wages	$62.2	$16.8	$79.0
Facility lease expense	$75.9	$33.6	$109.5
Utilities and other	$72.3	$28.6	$100.9

Total theatre operating costs	$439.8	$166.5	$606.3

•	Consolidated. Film rentals and advertising costs were $275.0 million, representing 53.5% of admissions revenues. Concession supplies expense was $41.9 million, representing 16.1% of concession revenues.

Salaries and wages was $79.0 million, representing 9.5% of total revenues, facility lease expense was $109.5 million, representing 13.2% of total revenues, and utilities and other costs were $100.9 million, representing 12.2% of total revenues.

•	U.S. Film rentals and advertising costs were $203.1 million, representing 54.8% of admissions revenues. Concession supplies expense was $26.3 million, representing 13.2% of concession revenues.

Salaries and wages were $62.2 million, representing 10.3% of total revenues, facility lease expense was $75.9 million, representing 12.5% of total revenues, and utilities and other costs were $72.3 million, representing 11.9% of total revenues, all of which reflected the impact of new theatre openings.

•	International. Film rentals and advertising costs were $71.9 million, representing 50.0% of admissions revenues. Concession supplies expense was $15.6 million, representing 25.5% of concession revenues.

Salaries and wages were $16.8 million, representing 7.5% of total revenues, facility lease expense was $33.6 million, representing 15.1% of total revenues, and utilities and other costs were $28.6 million, representing 12.8% of total revenues, all of which reflected the impact of new theatre openings.
     General and Administrative Expenses. General and administrative expenses were $46.0 million and included salaries, wages and related costs of $28.1 million, professional fees of $3.4 million, and service charges related to credit card activity of $3.2 million.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $60.0 million.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $5.7 million, which was for theatre properties.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $2.9 million, which primarily related to a loss on the exchange of a theatre in the United States with a third party, the write-off of intangible assets for closed theatres, lease termination fees incurred due to theatre closures and the replacement of certain theatre assets.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $69.2 million. See Note 13 to our consolidated financial statements for a discussion of our long-term debt and related interest rates.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $3.3 million related to the repurchase of $10.0 million aggregate principal amount of our 9% senior subordinated notes and $39.8 million aggregate principal amount at maturity of our 9 3/4% senior discount notes. See Note 13 to our consolidated financial statements.
     Income Taxes. We recorded income tax expense of $9.1 million, which represented an effective tax rate of 24.0%. See Note 20 to our consolidated financial statements.

Analysis of Period from October 5, 2006 to December 31, 2006
     Revenues. Total revenues were $391.5 million for the period from October 5, 2006 to December 31, 2006. The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators that impact our revenues for the period from October 5, 2006 to December 31, 2006:

	U.S.	International
	Operating	Operating
	Segment	Segment	Consolidated

Admissions revenues (in millions)	$207.6	$38.5	$246.1
Concession revenues (in millions)	$98.3	$17.3	$115.6
Other revenues (in millions) (1)	$22.5	$7.3	$29.8
Total revenues (in millions) (1)	$328.4	$63.1	$391.5
Attendance (in millions)	37.2	12.6	49.8
Revenues per screen (in dollars) (1)	$100,939	$66,203	$93,072

(1)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 22 of our consolidated financial statements.
•	Consolidated. Admissions revenues of $246.1 million was attributable to attendance of 49.8 million patrons and an average ticket price of $4.94. Concession revenues of $115.6 million was attributable to attendance of 49.8 million patrons and concession revenues per patron rate of $2.32.

•	U.S. Admissions revenues of $207.6 million was attributable to attendance of 37.2 million patrons and an average ticket price of $5.59. Concession revenues of $98.3 million was attributable to attendance of 37.2 million patrons and a concession revenues per patron rate of $2.65.

•	International. Admissions revenues of $38.5 million was attributable to attendance of 12.6 million patrons and an average ticket price of $3.05. Concession revenues of $17.3 million was attributable to attendance of 12.6 million patrons and a concession revenues per patron rate of $1.37.
     Theatre Operating Costs (excludes depreciation and amortization expense). Theatre operating costs were $279.9 million, or 71.5% of revenues, for the period from October 5, 2006 to December 31, 2006. The table below, presented by reportable operating segment, summarizes our theatre operating costs for the period from October 5, 2006 to December 31, 2006 (in millions):

	U.S.	International
	Operating	Operating
	Segment	Segment	Consolidated

Film rentals and advertising	$112.3	$18.7	$131.0
Concession supplies	$12.4	$4.7	$17.1
Salaries and wages	$33.6	$6.0	$39.6
Facility lease expense	$38.6	$9.7	$48.3
Utilities and other	$36.0	$7.9	$43.9

Total theatre operating costs	$232.9	$47.0	$279.9

•	Consolidated. Film rentals and advertising costs were $131.0 million, representing 53.2% of admissions revenues. Concession supplies expense was $17.1 million, representing 14.8% of concession revenues.

Salaries and wages were $39.6 million, representing 10.1% of total revenues, facility lease expense was $48.3 million, representing 12.3% of total revenues, and utilities and other costs were $43.9 million, representing 11.2% of total revenues.

•	U.S. Film rentals and advertising costs were $112.3 million, representing 54.1% of admissions revenues. Concession supplies expense was $12.4 million, representing 12.6% of concession revenues.

Salaries and wages were $33.6 million, representing 10.2% of total revenues, facility lease expense was $38.6 million, representing 11.8% of total revenues, and utilities and other costs were $36.0 million, representing 11.0% of total revenues, all of which reflected the impact of new theatre openings.

•	International. Film rentals and advertising costs were $18.7 million, representing 48.6% of admissions revenues. Concession supplies expense was $4.7 million, representing 27.2% of concession revenues.

Salaries and wages were $6.0 million, representing 9.5% of total revenues, facility lease expense was $9.7 million, representing 15.4% of total revenues, and utilities and other costs were $7.9 million, representing 12.5% of total revenues, all of which reflected the impact of new theatre openings.
     General and Administrative Expenses. General and administrative expenses were $21.8 million and included salaries, wages and related costs of $12.3 million, professional fees of $2.3 million, and service charges related to credit card activity of $1.6 million.
     Depreciation and Amortization. Depreciation and amortization expense, including amortization of favorable leases, was $34.9 million.
     Impairment of Long-Lived Assets. We recorded asset impairment charges on assets held and used of $23.3 million, which consisted of $8.4 million of theatre properties, $13.6 million of goodwill associated with theatre properties, and $1.3 million of intangible assets associated with theatre properties. See Notes 10 and 11 to our consolidated financial statements.
     Loss on Sale of Assets and Other. We recorded a loss on sale of assets and other of $2.3 million, which primarily related to the sale of real property associated with one of our U.S. theatres.
     Interest Expense. Interest costs incurred, including amortization of debt issue costs, was $42.2 million. See Note 13 to our consolidated financial statements for a discussion of our long-term debt and related interest rates.
     Loss on Early Retirement of Debt. We recorded a loss on early retirement of debt of approximately $5.8 million related to the refinancing of our existing term loan in connection with the Century Acquisition. See Notes 5 and 13 to our consolidated financial statements.
     Income Taxes. We recorded income tax expense of $3.1 million, which represented an effective tax rate of (18.1%). See Note 20 to our consolidated financial statements.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data are listed on the Index on page F-1 of this Form 10-K. Such financial statements and supplementary data are included herein beginning on page F-3.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of December 31, 2008, we carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
     Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
     The Company’s independent auditors, Deloitte & Touche LLP, with direct access to the Company’s board of directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Limitations on Controls
     Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Attestation Report of Deloitte & Touche, LLP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Cinemark, Inc.
Plano, Texas
     We have audited the internal control over financial reporting of Cinemark, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 10, 2009

PART III
Item 14. Principal Accounting Fees and Services
     For the years ended December 31, 2007 and 2008, Deloitte & Touche, LLP, our independent auditor, billed the aggregate fees listed in the table below (in millions):

Fees	2007	2008
Audit	$1.5	$2.0
Audit Related	0.1	—
Tax (1)	0.2	0.2
Other (2)	1.7	—

Total	$3.5	$2.2

(1)	Fees for assistance with our federal, state, local and foreign jurisdiction income tax returns and consultation and advice related to various tax compliance planning projects.

(2)	Fees for review of our SEC filings associated with the Century Acquisition and Cinemark Holdings, Inc.’s initial public offering.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Report
1.	The financial statement schedules and related data listed in the accompanying Index beginning on page F-1 are filed as a part of this report.

2.	The exhibits listed in the accompanying Index beginning on page E-1 are filed as a part of this report.
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

Dated: March 12, 2009	CINEMARK, INC.
	BY:	/s/ Alan W. Stock
Alan W. Stock
Chief Executive Officer

	BY:	/s/ Robert Copple
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

Name	Title	Date

/s/ Lee Roy Mitchell	Chairman of the Board of Directors and Director	March 12, 2009
Lee Roy Mitchell

/s/ Alan W. Stock	Chief Executive Officer	March 12, 2009
Alan W. Stock	(principal executive officer)

/s/ Robert Copple	Executive Vice President; Treasurer and Chief	March 12, 2009
Robert Copple	Financial Officer (principal financial and accounting officer)

/s/ Benjamin D. Chereskin	Director	March 12, 2009
Benjamin D. Chereskin

/s/ Vahe A. Dombalagian	Director	March 12, 2009
Vahe A. Dombalagian

/s/ Peter R. Ezersky	Director	March 12, 2009
Peter R. Ezersky

/s/ Enrique F. Senior	Director	March 12, 2009
Enrique F. Senior

/s/ Raymond W. Syufy	Director	March 12, 2009
Raymond W. Syufy

/s/ Carlos M. Sepulveda	Director	March 12, 2009
Carlos M. Sepulveda

/s/ Roger T. Staubach	Director	March 12, 2009
Roger T. Staubach

/s/ Donald G. Soderquist	Director	March 12, 2009
Donald G. Soderquist

/s/ Steven Rosenberg	Director	March 12, 2009
Steven Rosenberg

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CINEMARK, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets, December 31, 2007 (Successor) and 2008 (Successor)	F-3

Consolidated Statements of Operations for the Period from January 1, 2006 to October 4, 2006 (Predecessor), the Period from October 5, 2006 to December 31, 2006 (Successor) and Years Ended December 31, 2007 (Successor) and 2008 (Successor)
F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the Period from January 1, 2006 to October 4, 2006 (Predecessor), the Period from October 5, 2006 to December 31, 2006 (Successor) and Years Ended December 31, 2007 (Successor) and 2008 (Successor)
F-5

Consolidated Statements of Cash Flows for the Period from January 1, 2006 to October 4, 2006 (Predecessor), the Period from October 5, 2006 to December 31, 2006 (Successor) and Years Ended December 31, 2007 (Successor) and 2008 (Successor)
F-6

Notes to Consolidated Financial Statements	F-7

FINANCIAL STATEMENTS OF 50-PERCENT-OR-LESS-OWNED INVESTEE	F-43

SUPPLEMENTARY SCHEDULES REQUIRED BY THE INDENTURE FOR THE SENIOR DISCOUNT NOTES	S-1

Condensed Consolidating Balance Sheet Information, December 31, 2008	S-2

Condensed Consolidating Statement of Operations Information for the Year Ended December 31, 2008	S-3

Condensed Consolidating Statement of Cash Flows Information for the Year Ended December 31, 2008	S-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Cinemark, Inc.
Plano, Texas
     We have audited the accompanying consolidated balance sheets of Cinemark, Inc. and subsidiaries (the “Company”) as of December 31, 2007 (Successor) and 2008 (Successor), and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for the period from January 1, 2006 to October 4, 2006 (Predecessor), the period from October 5, 2006 to December 31, 2006 (Successor), and each of the two years in the period ended December 31, 2008 (Successor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark, Inc. and subsidiaries as of December 31, 2007 (Successor) and 2008 (Successor), and the results of their operations and their cash flows for the period from January 1, 2006 to October 4, 2006 (Predecessor), the period from October 5, 2006 to December 31, 2006 (Successor), and each of the two years in the period ended December 31, 2008 (Successor), in conformity with accounting principles generally accepted in the United States of America.
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
     As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes to adopt Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109.”
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 10, 2009

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2007	2008
	(Successor)	(Successor)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$233,402	$313,687
Inventories	7,000	8,024
Accounts receivable	34,832	24,628
Income tax receivable	18,422	6,688
Deferred tax asset	5,215	2,799
Prepaid expenses and other	10,070	9,319

Total current assets	308,941	365,145

THEATRE PROPERTIES AND EQUIPMENT
Land	97,532	96,718
Buildings	389,581	396,028
Property under capital lease	178,347	184,248
Theatre furniture and equipment	558,483	546,393
Leasehold interests and improvements	572,081	539,167
Theatres under construction	22,481	2,046

Total	1,818,505	1,764,600
Less accumulated depreciation and amortization	504,439	556,317

Theatre properties and equipment, net	1,314,066	1,208,283

OTHER ASSETS
Goodwill	1,134,689	1,039,818
Intangible assets — net	353,047	341,768
Investments in and advances to affiliates	5,071	23,952
Deferred charges and other assets — net	77,393	49,033

Total other assets	1,570,200	1,454,571

TOTAL ASSETS	$3,193,207	$3,027,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$9,166	$12,450
Current portion of capital lease obligations	4,684	5,532
Current FIN 48 liability	—	10,775
Accounts payable	50,977	54,596
Accrued film rentals	42,140	43,750
Accrued interest	8,735	4,343
Accrued payroll	21,614	23,995
Accrued property taxes	23,031	23,486
Accrued other current liabilities	57,830	52,185

Total current liabilities	218,177	231,112

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,514,579	1,496,012
Capital lease obligations, less current portion	116,486	118,180
Deferred income taxes	168,475	135,417
Long-term portion FIN 48 liability	15,500	6,748
Deferred lease expenses	19,235	23,371
Deferred revenue — NCM	172,696	189,847
Other long-term liabilities	36,214	40,663

Total long-term liabilities	2,043,185	2,010,238

COMMITMENTS AND CONTINGENCIES (see Note 21)

MINORITY INTERESTS IN SUBSIDIARIES	16,182	12,971

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value: 40,000,000 shares authorized, 27,896,316 outstanding at December 31, 2007 and 2008	28	28
Additional paid-in-capital	806,742	870,210
Retained earnings (deficit)	76,198	(24,213)
Accumulated other comprehensive income (loss)	32,695	(72,347)

Total stockholders’ equity	915,663	773,678

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,193,207	$3,027,999

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THE PERIODS FROM JANUARY 1, 2006 TO OCTOBER 4, 2006 (PREDECESSOR) AND OCTOBER 5, 2006 TO DECEMBER 31, 2006 (SUCCESSOR)
AND THE YEARS ENDED DECEMBER 31, 2007 (SUCCESSOR) AND 2008 (SUCCESSOR)
(In thousands)

	January 1, 2006 to	October 5, 2006 to	Year Ended	Year Ended
	October 4, 2006	December 31, 2006	December 31, 2007	December 31, 2008
	(Predecessor)	(Successor)	(Successor)	(Successor)
REVENUES
Admissions	$514,183	$246,092	$1,087,480	$1,126,977
Concession	260,223	115,575	516,509	534,836
Other	54,683	29,838	78,852	80,474

Total revenues	829,089	391,505	1,682,841	1,742,287

COST OF OPERATIONS
Film rentals and advertising	275,005	130,982	589,717	612,248
Concession supplies	41,863	17,157	81,074	86,618
Salaries and wages	79,002	39,614	173,290	180,950
Facility lease expense	109,513	48,246	212,730	225,595
Utilities and other	100,924	43,884	191,279	205,814
General and administrative expenses	45,958	21,810	78,916	89,800
Termination of profit participation agreement	—	—	6,952	—
Depreciation and amortization	59,913	34,281	148,781	155,326
Amortization of favorable leases	130	667	2,935	2,708
Impairment of long-lived assets	5,741	23,337	86,558	113,532
(Gain) loss on sale of assets and other	2,938	2,345	(2,953)	8,488

Total cost of operations	720,987	362,323	1,569,279	1,681,079

OPERATING INCOME	108,102	29,182	113,562	61,208

OTHER INCOME (EXPENSE)
Interest expense	(69,191)	(42,220)	(145,596)	(116,058)
Interest income	5,563	1,477	11,271	11,326
Gain on NCM transaction	—	—	210,773	—
Gain on Fandango transaction	—	—	9,205	—
Foreign currency exchange gain (loss)	94	(352)	438	986
Gain (loss) on early retirement of debt	(3,315)	(5,782)	(13,456)	1,698
Distributions from NCM	—	—	11,499	18,838
Dividend income	101	—	50	49
Equity in income (loss) of affiliates	(1,800)	154	(2,462)	(2,373)
Minority interests in (income) loss of subsidiaries	(1,790)	321	(792)	(3,895)

Total other income (expense)	(70,338)	(46,402)	80,930	(89,429)

INCOME (LOSS) BEFORE INCOME TAXES	37,764	(17,220)	194,492	(28,221)

Income taxes	9,078	3,111	109,509	20,690

NET INCOME (LOSS)	$28,686	$(20,331)	$84,983	$(48,911)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND COMPREHENSIVE INCOME (LOSS)
THE PERIODS FROM JANUARY 1, 2006 TO OCTOBER 4, 2006 (PREDECESSOR) AND OCTOBER 5, 2006 TO DECEMBER 31, 2006 (SUCCESSOR)
AND THE YEARS ENDED DECEMBER 31, 2007 (SUCCESSOR) AND 2008 (SUCCESSOR)
(In thousands)

	Class A				Accumulated
	Common Stock		Additional	Retained	Other
	Shares		Paid-in	Earnings	Comprehensive		Comprehensive
	Issued	Amount	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)

Predecessor balance at January 1, 2006	27,896	$28	$604,443	$(702,768)	$(60,185)	$(158,482)

Net income				28,686		28,686	$28,686
Share based awards compensation expense			2,148			2,148
Foreign currency translation adjustment					3,872	3,872	3,872

Predecessor balance at October 4, 2006	27,896	$28	$606,591	$(674,082)	$(56,313)	$(123,776)	$32,558

Successor balance at October 5, 2006	27,896	$28	$534,747	$12,639	$(734)	$546,680
Net loss				(20,331)		(20,331)	$(20,331)
Non cash capital contribution from Cinemark Holdings, Inc. related to the Century Acquisition			150,000			150,000
Share based awards compensation expense			716			716
Foreign currency translation adjustment					12,197	12,197	12,197

Successor balance at December 31, 2006	27,896	$28	$685,463	$(7,692)	$11,463	$689,262	$(8,134)

Net income				84,983		84,983	$84,983
Capital contributions from Cinemark Holdings, Inc. related to bond repurchases			63,694			63,694
Non cash capital contribution from Cinemark Holdings, Inc. related to income taxes			53,351			53,351
Tax adjustment related to the adoption of FIN48				(1,093)		(1,093)
Share based awards compensation expense			2,881			2,881
Tax benefit related to stock option exercises			1,353			1,353
Fair value adjustments on interest rate swap agreements, net of taxes of $7,074					(11,348)	(11,348)	(11,348)
Foreign currency translation adjustment					32,580	32,580	32,580

Successor balance at December 31, 2007	27,896	$28	$806,742	$76,198	$32,695	$915,663	$106,215

Net loss				(48,911)		(48,911)	$(48,911)
Share based awards compensation expense			4,638			4,638
Tax benefit related to stock option exercises			474			474
Capital contribution from Cinemark Holdings, Inc. related to bond repurchases			42,207			42,207
Noncash capital contribution from Cinemark Holdings, Inc. related to the Central America share exchange			12,949			12,949
Noncash capital contribution from Cinemark Holdings, Inc. related to the Ecuador share exchange			3,200			3,200
Dividends paid to Cinemark Holdings, Inc.				(51,500)		(51,500)
Fair value adjustments on interest rate swap agreements, net of taxes of $2,442					(22,063)	(22,063)	(22,063)
Amortizaton of accumulated other comprehensive loss on terminated swap agreement					1,351	1,351	1,351
Foreign currency translation adjustment					(84,330)	(84,330)	(84,330)

Successor balance at December 31, 2008	27,896	$28	$870,210	$(24,213)	$(72,347)	$773,678	$(153,953)

The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE PERIODS FROM JANUARY 1, 2006 TO OCTOBER 4, 2006 (PREDECESSOR) AND OCTOBER 5, 2006 TO DECEMBER 31, 2006 (SUCCESSOR)
AND THE YEARS ENDED DECEMBER 31, 2007 (SUCCESSOR) AND 2008 (SUCCESSOR)
(In thousands)

	January 1, 2006 to	October 5, 2006 to	Year Ended	Year Ended
	October 4, 2006	December 31, 2006	December 31, 2007	December 31, 2008
	(Predecessor)	(Successor)	(Successor)	(Successor)
OPERATING ACTIVITIES
Net income (loss)	$28,686	$(20,331)	$84,983	$(48,911)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	58,564	33,241	144,629	151,425
Amortization of intangible and other assets	1,479	1,707	7,087	6,609
Amortization of long-term prepaid rents	816	197	1,146	1,717
Amortization of debt issue costs	3,082	1,183	4,727	4,696
Amortization of deferred revenues, deferred lease incentives and other	(582)	(71)	(2,508)	(3,735)
Amortization of debt premium	(1,173)	(763)	(678)	—
Amortization of accumulated other comprehensive loss related to interest rate swap agreement				1,351
Impairment of long-lived assets	5,741	23,337	86,558	113,532
Share based awards compensation expense	2,148	716	2,881	4,638
Gain on NCM transaction	—	—	(210,773)	—
Gain on Fandango transaction	—	—	(9,205)	—
(Gain) loss on sale of assets and other	2,938	2,345	(2,953)	8,488
Gain on change in fair value of interest rate swap agreement		—	—	(5,422)
Write-off unamortized debt issue costs and debt premium related to the early retirement of debt	1,183	5,782	(15,661)	839
Accretion of interest on senior discount notes	30,222	10,203	41,423	40,294
Deferred lease expenses	724	378	5,979	4,350
Deferred income tax expenses	(7,986)	1,580	(34,614)	(25,975)
Equity in (income) loss of affiliates	1,800	(154)	2,462	2,373
Minority interests in income (loss) of subsidiaries	1,790	(321)	792	3,895
Tax benefit related to stock option exercises	—	—	1,353	474
Interest paid on repurchased senior discount notes	—	—	(16,592)	(15,186)
Increase in deferred revenues related to NCM transaction	—	—	174,001	—
Increase in deferred revenues related to Fandango transaction	—	—	5,000	—
Other	—	—	—	644
Changes in other assets and liabilities	(54,388)	21,624	54,078	12,974

Net cash provided by operating activities	75,044	80,653	324,115	259,070
INVESTING ACTIVITIES
Additions to theatre properties and equipment	(77,902)	(29,179)	(146,304)	(106,109)
Proceeds from sale of theatre properties and equipment	1,236	5,210	37,532	2,539
Increase in escrow deposit due to like-kind exchange	—	—	(22,739)	(2,089)
Return of escrow deposits	—	—	—	24,828
Acquisition of Century Theatres, Inc., net of cash acquired	—	(531,383)	—	—
Acquisition of one theatre in the U.S. and two theatres in Brazil	—	—	—	(10,111)
Net proceeds from sale of NCM stock	—	—	214,842	—
Net proceeds from sale of Fandango stock	—	—	11,347	—
Investment in joint venture — DCIP	—	—	(1,500)	(4,000)
Other	271	—	—	—

Net cash provided by (used for) investing activities	(76,395)	(555,352)	93,178	(94,942)
FINANCING ACTIVITIES
Capital contribution from parent to fund retirement of senior discount notes	—	—	63,694	42,207
Dividends paid to parent	—	—	—	(51,500)
Retirement of senior discount notes	(24,950)	—	(43,136)	(29,559)
Retirement of senior subordinated notes	(10,000)	—	(332,066)	(3)
Proceeds from senior secured credit facility	—	1,120,000	—	—
Proceeds from other long-term debt	2,273	57	—	—
Payoff of long-term debt assumed in Century acquisition	—	(360,000)	—	—
Payoff of former senior secured credit facility	—	(253,500)	—	—
Repayments of other long-term debt	(5,009)	(3,886)	(19,438)	(10,430)
Payments on capital leases	—	(839)	(3,759)	(4,901)
Debt issue costs	—	(22,926)	—	—
Termination of interest rate swap agreement	—	—	—	(12,725)
Other	(1,226)	(52)	(1,730)	(1,231)

Net cash provided by (used for) financing activities	(38,912)	478,854	(336,435)	(68,142)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	268	740	5,445	(15,701)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,995)	4,895	86,303	80,285
CASH AND CASH EQUIVALENTS:
Beginning of period	182,199	142,204	147,099	233,402

End of period	$142,204	$147,099	$233,402	$313,687

SUPPLEMENTAL INFORMATION (see Note 19)
The accompanying notes are an integral part of the consolidated financial statements.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business — Cinemark, Inc. and subsidiaries (the “Company”) are leaders in the motion picture exhibition industry in terms of both revenues and the number of screens in operation, with theatres in the United States (“U.S.”), Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The Company also managed additional theatres in the U.S., Brazil, and Colombia during the year ended December 31, 2008.
     Basis of Presentation — On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. On August 7, 2006, the Cinemark, Inc. stockholders entered into a share exchange agreement pursuant to which they agreed to exchange their shares of Class A common stock for an equal number of shares of common stock of Cinemark Holdings, Inc. (“Cinemark Share Exchange”). The Cinemark Share Exchange was completed on October 5, 2006 and facilitated the acquisition of Century Theatres, Inc. (“Century Acquisition”). On October 5, 2006, Cinemark, Inc. became a wholly owned subsidiary of Cinemark Holdings, Inc.
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
     Cash and Cash Equivalents — Cash and cash equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with remaining maturities of three months or less when purchased. At December 31, 2008, cash investments were primarily in money market funds.
     Inventories — Concession and theatre supplies inventories are stated at the lower of cost (first-in, first-out method) or market.
     Theatre Properties and Equipment — Theatre properties and equipment are stated at cost less accumulated depreciation and amortization. Additions to theatre properties and equipment include the capitalization of $86, $0, $618 and $270 of interest incurred during the development and construction of theatres during the period from January 1, 2006 to October 4, 2006, the period from October 5, 2006 to December 31, 2006, and years ended December 31, 2007 and 2008, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Useful Life
Buildings on owned land	40 years
Buildings on leased land	Lesser of lease term or useful life
Buildings under capital lease	Lesser of lease term or useful life
Theatre furniture and equipment	5 to 15 years
Leasehold improvements	Lesser of lease term or useful life
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible assets carrying values, the age of a recently built theatre, competitive theatres in the marketplace, changes in foreign currency exchange rates, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. Long-lived assets are evaluated for impairment on an individual theatre basis, which the Company believes is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties and a period of twenty years for fee owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Fair value is determined based on a multiple of cash flows, which was eight times for the evaluations performed during 2006, 2007 and the first, second and third quarters of 2008 and six and a half times for the evaluation performed during the fourth quarter of 2008. When estimated fair value is determined to be lower than the carrying value of the asset group (theatre), the asset group (theatre) is written down to its estimated fair value. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. See Note 11.
     Goodwill and Other Intangible Assets — Goodwill is the excess of cost over fair value of theatre businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill might exceed its estimated fair value. The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Goodwill impairment is evaluated using a two-step approach requiring the Company to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Fair value is determined based on a multiple of cash flows, which was eight times for the goodwill impairment evaluations performed during 2006 and 2007 and six and a half times for the evaluation performed during 2008. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates are based on historical and projected operating performance as well as recent market transactions. Prior to January 1, 2008, the Company considered its theatres reporting units for purposes of evaluating goodwill for impairment. Recent changes in the organization, including changes in the structure of the Company’s executive management team, Cinemark Holdings, Inc.’s initial public offering of common stock, the resulting changes in the level at which the Company’s management team evaluates the business on a regular basis, and the Century Acquisition that increased the size of the Company’s theatre base by approximately 25%, led the Company to conclude that its U.S. regions and international countries are now more reflective of how it manages and operates its business. Accordingly, the Company’s U.S. regions and international countries represent the appropriate reporting units for purposes of evaluating goodwill for impairment. Consequently, effective January 1, 2008, the Company changed the reporting unit to sixteen regions in the U.S. and each of its eight countries internationally (Honduras, El Salvador, Nicaragua, Costa Rica and Panama are considered one reporting unit) from approximately four hundred theatres. The goodwill impairment test performed during December 2007 that resulted in the recording of impairment charges during the year ended December 31, 2007 reflected the final calculation utilizing theatres as reporting units. See Notes 10 and 11.
     Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company estimates the fair value of its tradenames by applying an estimated market royalty rate that could be charged for the use of the Company’s tradename to forecasted future revenues, with an adjustment for the present value of such royalties. If the estimated fair value is less than the carrying value, the tradename intangible asset is written down to the estimated fair value.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The table below summarizes the Company’s intangible assets and the amortization method used for each type of intangible asset:

Intangible Asset	Amortization Method
Goodwill	Indefinite-lived
Tradename	Indefinite-lived
Capitalized licensing fees	Straight-line method over 15 years. The remaining terms of the underlying agreements range from 6 to 11 years.
Vendor contracts	Straight-line method over the terms of the underlying contracts. The remaining terms of the underlying contracts range from 1 to 14 years.
Net favorable leases	Based on the pattern in which the economic benefits are realized over the terms of the lease agreements. The remaining terms of the lease agreements range from 1 to 28 years.
Other intangible assets	Straight-line method over the terms of the underlying agreement. The remaining term of the underlying agreement is 10 years.
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
     Lease Accounting — The Company accounts for leased properties under the provisions of SFAS No. 13, “Accounting for Leases”, and other authoritative accounting literature. SFAS No. 13 requires that the Company evaluate each lease for classification as either a capital lease or an operating lease. According to SFAS No. 13, if substantially all of the benefits and risks of ownership have been transferred to the lessee, the lessee records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company, in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, recognizes the lease expense on a straight-line basis over the lease term as deferred lease expense. The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease. For leases in which the Company is involved with construction of the theatre, the Company accounts for the lease during the construction period under the provisions of Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction”. The landlord is typically responsible for constructing a theatre using guidelines and specifications agreed to by the Company and assumes substantially all of the risk of construction. In accordance with EITF 97-10, if the Company concludes that it has substantially all of the construction period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At the end of the construction period, the Company considers SFAS No. 98, “Accounting for Leases: Sale-leaseback Transactions Involving Real Estate”, to determine if the transaction qualifies for sale-leaseback accounting treatment in regards to lease classification.
     Deferred Revenues — Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the advances are earned, which may differ from the period in which the advances are collected.
     Revenue and Expense Recognition — Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre. The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admissions and concession revenue when a holder redeems the card or certificate. The Company recognizes unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, the Company considers the period outstanding, the level and frequency of activity, and the period of inactivity. The Company recognized unredeemed gift cards and other advance sale-type certificates as revenues in the amount of $1,259, $3,162, $5,516 and $7,629 during the period

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
from January 1, 2006 to October 4, 2006, the period from October 5, 2006 to December 31, 2006 and years ended December 31, 2007 and 2008, respectively.
     Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or sliding scale formula, which are established prior to the opening of the film, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, the Company pays the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film over the length of its run in theatres. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film over the length of its run in theatres can typically be estimated early in the film’s run. The final film settlement amount is negotiated at the conclusion of the film’s run based upon how a film actually performs. If actual settlements are different than those estimated, film rental costs are adjusted at that time. The Company recognizes advertising costs and any cost sharing arrangements with film distributors in the same accounting period. The Company’s advertising costs are expensed as incurred. Advertising expenses for the period from January 1, 2006 to October 4, 2006, the period from October 5, 2006 to December 31, 2006 and years ended December 31, 2007 and 2008 were $11,285, $4,441, $17,252 and $16,839, respectively.
     Accounting for Share Based Awards — In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) eliminated the intrinsic value measurement objective in Accounting Principles Board (“APB”) Opinion No. 25 and generally requires a Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, consistent with the terms of the award, or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award (which is usually the vesting period). The standard also requires a Company to estimate the number of instruments that will ultimately be forfeited, rather than accounting for forfeitures as they occur.
     The Company applied SFAS No. 123(R) using the “modified prospective method”, under which it recognized compensation cost for all awards granted, modified or settled on or after January 1, 2006 and for the unvested portion of previously granted awards that were outstanding on January 1, 2006. The Company had approximately 4,554,253 unvested options outstanding on January 1, 2006. See Note 18 for discussion of all the Company’s share based awards and related compensation expense.
     Income Taxes — The Company participates in the consolidated return of its parent, Cinemark Holdings, Inc. The Company’s provision for income taxes is computed as if it were a separate taxpayer. The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. Income taxes are provided on unremitted earnings from foreign subsidiaries unless such earnings are expected to be indefinitely reinvested. Income taxes have also been provided for potential tax assessments. The related tax accruals are recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (FIN 48), which the Company adopted on January 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, and the recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position would be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements result in (1) a change in a liability for income taxes payable or (2) a change in an income tax refund receivable, a deferred tax asset or a deferred tax liability or both (1) and (2). The Company accrues interest and penalties on its FIN 48 tax provisions.
     Segments — As of December 31, 2008, the Company managed its business under two reportable operating segments, U.S. markets and international markets, in accordance with SFAS No. 131 ”Disclosures About Segments of an Enterprise and Related Information.” See Note 22.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     Foreign Currency Translations — The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in the consolidated balance sheet in accumulated other comprehensive income (loss).
     Fair Value Measurements The Company has interest rate swap agreements that are adjusted to fair value on a recurring basis (quarterly). The Company’s fair value measurements are based on projected future interest rates as provided by the counterparties to the interest rate swap agreements and the fixed rates that the Company is obligated to pay under these agreements. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 under SFAS No. 157 “Fair Value Measurements.” Below is a reconciliation of our interest rate swap values, as included in other long-term liabilities on the consolidated balance sheets, from the beginning of the year to the end of the year:

Beginning balance — January 1, 2008	$(18,422)
Total gains (losses):
Included in earnings (as component of interest expense)	5,422
Included in accumulated other comprehensive loss	(24,506)
Settlements	12,725

Ending balance — December 31, 2008	$(24,781)

     See Note 14 for further discussion of the terms of the Company’s interest rate swap agreements.
     Acquisitions — The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The purchase method requires that the Company estimate the fair value of the assets acquired and liabilities assumed and allocate consideration paid accordingly. For significant acquisitions, the Company obtains independent third party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. The Company provides the assumptions, including both quantitative and qualitative information, about the specified asset or liability to the third party valuation firms. The Company primarily utilizes the third parties to accumulate comparative data from multiple sources and assemble a report that summarizes the information obtained. The Company then uses the information to determine fair value. The third party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the valuation methodology utilized by the third party valuation firm.
     Comprehensive Income (Loss) — Total comprehensive income (loss) for the period from January 1, 2006 to October 4, 2006, the period from October 5, 2006 to December 31, 2006 and years ended December 31, 2007 and 2008, was $32,558, ($8,134), $106,215 and $(153,953), respectively. Total comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, fair value adjustments on the Company’s interest rate swap agreements and the

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
amortization of accumulated other comprehensive loss related to the Company’s terminated swap agreement. See Notes 14 and 15.
2. NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, this statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company beginning January 1, 2008 (January 1, 2009 for nonfinancial assets and liabilities). Adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value that are currently not required to be measured at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company beginning January 1, 2008. The Company did not elect the fair value option. Adoption of this statement did not not have a significant impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred rather than being capitalized as part of the cost of the acquisition. Adoption of SFAS No. 141(R) is required for business combinations that occur after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date is not permitted. Adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will no longer be shown as an expense item for all periods presented, but will be included in consolidated net income on the face of the income statement. SFAS No. 160 requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. This statement intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 will not impact the Company’s consolidated financial statements, and the Company does not expect the statement to have a significant impact on its disclosures.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of FSP-EITF 03-6-1 is not expected to have a significant impact on the Company’s earnings per share calculations.
3. INITIAL PUBLIC OFFERING OF CINEMARK HOLDINGS, INC.’S COMMON STOCK
     On April 24, 2007, the Company’s parent, Cinemark Holdings, Inc., completed an initial public offering of its common stock. Cinemark Holdings, Inc. sold 13,888,889 shares of its common stock and selling stockholders sold an additional 14,111,111 shares of common stock at a price of $17.955 ($19 per share less underwriting discounts). The net proceeds (before expenses) received by Cinemark Holdings, Inc. were $249,375 and Cinemark Holdings, Inc. paid approximately $3,526 in legal, accounting and other fees, all of which are recorded in its additional paid-in-capital. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,800,000 shares of Cinemark Holdings, Inc.’s common stock at a price of $17.955 ($19 per share less underwriting discounts). On May 21, 2007, the underwriters purchased an additional 269,100 shares from the selling stockholders pursuant to this option. Cinemark Holdings, Inc. did not receive any proceeds from the sale of shares by the selling stockholders. Cinemark Holdings, Inc. has utilized a portion of the net proceeds that it received from the offering to repurchase a portion of its outstanding 9 3/4% senior discount notes. See Note 13. Cinemark Holdings, Inc. expects to continue to use the net proceeds to repurchase a portion of the remaining 9 3/4% senior discount notes. The 9 3/4% senior discount notes are not subject to repurchase at the Company’s option until March 15, 2009. Accordingly, if the Company is unable to repurchase the 9 3/4% senior discount notes at acceptable prices, Cinemark Holdings, Inc. will evaluate the use of a portion of the remaining net proceeds to repay term loan debt outstanding under the senior secured credit facility. Cinemark Holdings, Inc. has significant flexibility in applying the net proceeds from the initial public offering. Cinemark Holdings, Inc. has invested the remaining net proceeds in money market funds.
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
     The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The following table represents the allocation of purchase price to the assets acquired and liabilities assumed:

Current assets (1)	$32,635
Fixed assets	548,451
Goodwill	640,436
Tradename	136,000
Other long term assets	4,956
Net unfavorable leases	(9,360)
Current liabilities	(74,488)
Other long term liabilities	(229,957)

Total	$1,048,673

(1)	Includes cash of $7,290.
     The tradename and net unfavorable leases are presented as intangible assets on the Company’s consolidated balance sheets as of December 31, 2007 and 2008. Goodwill represents the excess of the costs of acquiring Century over amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed. The goodwill recorded as a result of the Century Acquisition was not deductible for tax purposes.
     On October 5, 2006, the Company entered into a senior secured credit facility, which provided for a $1,120,000 term loan and a $150,000 revolving credit line. The net proceeds of the term loan were used to finance a portion of the $531,225 cash portion of the purchase price, to repay in full the $253,500 outstanding under the former senior secured credit facility, repay approximately $360,000 of existing indebtedness of Century and to pay related fees and expenses. See Note 13 for further discussion of long-term debt.
     The Century Acquisition is reflected in the Company’s consolidated statements of operations for the period subsequent to the transaction date and is reported in the Company’s U.S. operating segment. The pro forma financial information presented below sets forth the Company’s pro forma consolidated statements of operations for the year ended December 31, 2006 to give effect to the Century Acquisition as if the acquisition had occurred at the beginning of the period. This information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would have been had the transaction occurred on the date indicated or to project its results of operations for any future period.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

Pro Forma
Year Ended
December 31, 2006
(unaudited)

Revenues
Admissions	$1,029,881
Concession	487,416
Other	94,807

Total revenues	$1,612,104
Cost of operations
Film rentals and advertising	546,144
Concession supplies	75,359
Salaries and wages	160,689
Facility lease expense	203,335
Utilities and other	184,699
General and administrative expenses (1)	84,619
Depreciation and amortization (2)(3)	136,936
Impairment of long-lived assets	29,485
Loss on sale of assets and other	5,345

Total cost of operations	1,426,611
Operating income	185,493
Interest expense (4)	(170,134)
Other expense	(5,370)

Income before income taxes	9,989
Income taxes (5)	6,024

Net income	$3,965

(1)	Gives effect to the elimination of change of control payments of $15,672 to Century’s management for the year ended December 31, 2006.

(2)	Reflects increase in depreciation related to the fair value of the theatre properties and equipment recorded pursuant to purchase accounting for the Century Acquisition.

(3)	Reflects the amortization associated with intangible assets recorded pursuant to purchase accounting for the Century Acquisition.

(4)	Reflects interest expense and amortization of debt issue costs resulting from the changes to the Company’s debt structure pursuant to the Century Acquisition.

(5)	Reflects the tax effect of the aforementioned proforma adjustments at the Company’s statutory income tax rate of 39%.
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
     During 2008, NCM performed a common unit adjustment calculation in accordance with the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, Regal and AMC. The common unit adjustment is based on the change in the number of screens operated by and attendance of the Company, AMC and Regal. As a result of the common unit adjustment calculation, the Company received an additional 846,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $19,020. The common unit adjustment resulted in an increase in the Company’s ownership percentage in NCM from approximately 14.0% to approximately 14.5%.
     Subsequent to the annual common unit adjustment discussed above, in May 2008, Regal completed an acquisition of another theatre circuit that required an extraordinary common unit adjustment calculation by NCM in accordance with the Common Unit Adjustment Agreement. As a result of this extraordinary common unit adjustment, Regal was granted additional common units of NCM, which resulted in dilution of the Company’s ownership interest in NCM from 14.5% to 14.1%. The Company recognized a change of interest loss of approximately $75 during the year ended December 31, 2008 as a result of this extraordinary common unit adjustment, which is reflected in (gain) loss on sale of assets and other on the consolidated statement of operations.
     As of December 31, 2008, the Company owned a total of 13,991,652 common units of NCM.
     Below is a summary of activity with NCM as included in the Company’s consolidated financial statements:

	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Other revenue	$18,833	$10,555	$5,664	$1,764
Equity income (loss)	$(1,889)	$184	$(1,284)	$840
Distributions from NCM	$—	$—	$11,499	$18,838

	As of December 31,
	2007	2008
	(Successor)	(Successor)

Accounts receivable from NCM	$225	$228
7. INVESTMENT IN DIGITAL CINEMA IMPLEMENTATION PARTNERS
     On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC (“DCIP”) to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. Future digital cinema developments will be managed by DCIP, subject to the Company’s approval along with the Company’s partners, AMC and Regal. During the year ended December 31, 2007, the Company invested $1,500 for a one-third ownership interest in DCIP. During the year ended December 31, 2008, the Company, AMC and Regal each invested an additional $4,000 in DCIP.
     The Company is accounting for its investment in DCIP under the equity method of accounting. During the years ended December 31, 2007 and 2008, the Company recorded equity losses in DCIP of approximately $1,240 and $3,243, respectively, relating to this investment. The Company’s investment basis in DCIP was $260 and $1,017 at December 31, 2007 and 2008, respectively, which is included in investments in and advances to affiliates on the consolidated balance sheets.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
8. SALE OF INVESTMENT IN FANDANGO, INC.
     In May 2007, Fandango, Inc., an on-line ticketing distributor, executed a merger agreement, which resulted in the Company selling its investment in stock of Fandango, Inc. for approximately $14,147 of consideration (the “Fandango Transaction”). The Company paid $2,800 of the consideration to Syufy Enterprises, LP in accordance with the terms of agreements entered into as part of the Century Acquisition. The carrying value of the Company’s investment in stock of Fandango, Inc. was $2,142. As a result of the sale of its investment, the Company recorded a gain of $9,205 in the consolidated statement of operations for the year ended December 31, 2007.
     As part of the sale of its investment in stock of Fandango, Inc., the Company amended its exclusive ticketing and distribution agreement with Fandango, Inc. and received proceeds of $5,000. The proceeds were recorded as deferred revenue on the Company’s consolidated balance sheet and are being amortized straight-line over the term of the amended ticketing and distribution agreement, which expires December 2011.
     In accordance with the terms of its senior secured credit facility, the Company used approximately $9,914 of the net proceeds to pay down its term loan. The payment was made on August 10, 2007 and was applied against the current portion of long-term debt.
9. SHARE EXCHANGES WITH MINORITY PARTNERS
     During May 2008, the Company’s partners in Central America (the “Central American Partners”) exercised an option available to them under an Exchange Option Agreement dated February 7, 2007 between Cinemark Holdings, Inc. and the Central American Partners. Under this option, which was contingent upon completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Central American Partners were entitled to exchange their shares in Cinemark Equity Holdings Corporation, which is the Company’s Central American holding company, for shares of Cinemark Holdings, Inc.’s common stock. The number of shares to be exchanged was determined based on Cinemark Holdings, Inc.’s equity value and the equity value of the Central American Partner’s interest in Cinemark Equity Holdings Corporation, both of which are defined in the Exchange Option Agreement. As a result of this exchange on October 1, 2008, Cinemark Holdings, Inc. issued 902,981 shares of its common stock to the Company’s Central American Partners (the “Central America Share Exchange”). Simultaneously, Cinemark Holdings, Inc. contributed the shares it received in Cinemark Equity Holdings Corporation to the Company. As a result of this transaction, the Company owns 100% of the shares in Cinemark Equity Holdings Corporation.
     The Company accounted for the transaction as a step acquisition. The purchase price of the shares in Cinemark Equity Holdings Corporation was recorded based on the fair value of the shares issued by Cinemark Holdings, Inc. of $12,949 plus related transaction costs of $2, which totaled approximately $12,951. The following table represents the allocation of purchase price to the assets acquired and liabilities assumed:

Net unfavorable leases	$(443)
Vendor contract	1,034
Tradename	892
Goodwill	8,222
Reduction of minority interest liability	3,246

$12,951

     The net book values of fixed assets approximated fair value. The net unfavorable leases, vendor contracts and tradename are presented as intangible assets on the Company’s consolidated balance sheet as of December 31, 2008. The goodwill recorded as a result of the acquisition is not deductible for tax purposes.
     During July 2008, the Company’s partners in Ecuador (the “Ecuador Partners”) exercised an option available to them under an Exchange Option Agreement dated April 24, 2007 between Cinemark Holdings, Inc. and the Ecuador Partners. Under this option, which was contingent upon completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Ecuador Partners were entitled to exchange their shares in Cinemark del Ecuador S.A. for shares of Cinemark Holdings, Inc.’s common stock. The number of shares to be exchanged was determined based on Cinemark Holdings, Inc.’s equity value and the equity value of the Ecuador Partner’s interest in Cinemark del Ecuador S.A., both of

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
which are defined in the Exchange Option Agreement. As a result of this exchange on November 6, 2008, Cinemark Holdings, Inc. issued 393,615 shares of its common stock to the Company’s Ecuador partners (the “Ecuador Share Exchange”). Simultaneously, Cinemark Holdings, Inc. contributed the shares it received in Cinemark del Ecuador S.A. to the Company. As a result of this transaction, the Company owns 100% of the shares of Cinemark del Ecuador S.A.
     The Company accounted for the transaction as a step acquisition. The purchase price of the shares in Cinemark del Ecuador S.A. was recorded based on the fair value of the shares issued by Cinemark Holdings, Inc., which was approximately $3,200.
The following table represents the allocation of purchase price to the assets acquired and liabilities assumed:

Net unfavorable leases	$(161)
Tradename	313
Goodwill	1,473
Reduction of minority interest liability	1,575

$3,200

     The net book value of fixed assets approximated fair value. The net unfavorable leases and tradename are presented as intangible assets on the Company’s consolidated balance sheet as of December 31, 2008. The goodwill recorded as a result of the acquisition is not deductible for tax purposes.
10. GOODWILL AND OTHER INTANGIBLE ASSETS — NET
     The Company’s goodwill was as follows:

	U.S.	International
	Operating	Operating
	Segment	Segment	Total
Successor Balance at January 1, 2007	$1,056,816	$148,607	$1,205,423
Purchase price allocation adjustment for Century Acquisition (1)	(18,109)	—	(18,109)
Impairment charges	(60,154)	(7,571)	(67,725)
Foreign currency translation adjustment and other (2)	595	14,505	15,100

Successor Balance at December 31, 2007	$979,148	$155,541	$1,134,689
Impairment charges	(78,579)	—	(78,579)
Acquisition of one U.S. theatre (3)	2,892	—	2,892
Acquisition of two Brazil theatres (4)	—	2,247	2,247
Central America share exchange (5)	—	8,222	8,222
Ecuador share exchange (5)	—	1,473	1,473
Foreign currency translation adjustments	—	(31,126)	(31,126)

Successor Balance at December 31, 2008	$903,461	$136,357	$1,039,818

(1)	See Note 5 regarding the acquisition of Century Theatres, Inc.

(2)	U.S. operating segment includes one theatre located in Canada.

(3)	The Company acquired one theatre in the U.S. during 2008 for approximately $5,011, which resulted in an allocation of $2,892 to goodwill and $2,119 to theatre properties and equipment.

(4)	The Company acquired two theatres in Brazil during 2008 for approximately $5,100 which resulted in a preliminary allocation of $2,247 to goodwill, $2,368 to theatre properties and equipment, and $485 to intangible assets.

(5)	See Note 9.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     As of December 31, intangible assets-net, consisted of the following:

					Foreign
					Currency
	Successor				Translation	Successor
	Balance at				Adjustments	Balance at
	December 31,				and	December 31,
	2007	Additions (1)	Amortization	Impairment	Other	2008
Intangible assets with finite lives:
Capitalized licensing fees:
Gross carrying amount	$5,138	—	—	—	—	$5,138
Accumulated amortization	(1,565)	—	(426)	—	—	(1,991)

Net carrying amount	$3,573	—	(426)	—	—	$3,147

Vendor contracts:
Gross carrying amount	56,973	1,519	—	—	(2,652)	55,840
Accumulated amortization	(23,342)	—	(3,322)	—	—	(26,664)

Net carrying amount	$33,631	1,519	(3,322)	—	(2,652)	$29,176

Net favorable leases:
Gross carrying amount	20,691	(604)	—	(577)	(1,857)	17,653
Accumulated amortization	(15,581)	—	(2,708)	257	681	(17,351)

Net carrying amount	$5,110	(604)	(2,708)	(320)	(1,176)	$302

Other intangible assets:
Gross carrying amount	69	—	—	—	(4)	65
Accumulated amortization	(20)	—	(4)	—	—	(24)

Net carrying amount	$49	—	(4)	—	(4)	$41

Total net intangible assets with finite lives	$42,363	915	(6,460)	(320)	(3,832)	$32,666
Intangible assets with indefinite lives:
Tradename	310,681	1,205	—	—	(2,784)	309,102
Other unamortized intangible assets	3	—	—	(3)	—	—

Total intangible assets — net	$353,047	2,120	(6,460)	(323)	(6,616)	$341,768

(1)	Includes approximately $485 of vendor contracts recorded as a result of the acquisition of two theatres in Brazil during 2008. Includes approximately $1,034 of vendor contracts, $443 of net unfavorable leases and $892 of tradename recorded as a result of the Central America Share Exchange (see Note 9). Includes approximately $161 of net unfavorable leases and $313 of tradename recorded as a result of the Ecuador Share Exchange (see Note 9).
     Amortization expense of $6,609 for the year ended December 31, 2008 included $6,460 of amortization for intangible assets and $149 of amortization for other assets. Estimated aggregate future amortization expense for intangible assets is as follows:

For the year ended December 31, 2009	$5,270
For the year ended December 31, 2010	5,057
For the year ended December 31, 2011	4,617
For the year ended December 31, 2012	3,731
For the year ended December 31, 2013	3,001
Thereafter	10,990

Total	$32,666

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
11. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See Note 1 for discussion of the Company’s impairment evaluation.
     The Company’s long-lived asset impairment losses are summarized in the following table:

	Period from	Period from
	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

United States theatre properties	$5,731	$5,315	$12,423	$27,761
International theatre properties	10	3,094	1,799	6,869

Subtotal	$5,741	$8,409	$14,222	$34,630
Intangible assets (see Note 10)	—	1,334	4,611	323
Goodwill (see Note 10)	—	13,594	67,725	78,579

Impairment of long-lived assets	$5,741	$23,337	$86,558	$113,532

12. DEFERRED CHARGES AND OTHER ASSETS — NET
     As of December 31, deferred charges and other assets — net consisted of the following:

	Balance at December 31,
	2007	2008
	(Successor)	(Successor)
Debt issue costs	$37,660	$37,422
Less: Accumulated amortization	(9,522)	(14,218)

Subtotal	28,138	23,204
Long-term prepaid rents	17,457	16,833
Construction advances and other deposits	24,080	1,677
Equipment to be placed in service	4,821	5,413
Other	2,897	1,906

Total	$77,393	$49,033

     During the year ended December 31, 2008, the Company wrote off approximately $839 of debt issue costs related to the repurchase of $47,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes. See Note 13.
     During December 2007, the Company elected to use the proceeds of approximately $22,739 from the sale of real property to pursue the purchase of a like-kind property in accordance with the Internal Revenue Code and as a result, the proceeds were deposited to an escrow account. During 2008, the Company elected to use the proceeds of approximately $2,089 from the sale of real properties to pursue the purchase of like-kind properties in accordance with the Internal Revenue Code and as a result, the proceeds were deposited to an escrow account. The Company did not purchase like-kind properties and the deposits of approximately $24,828 were returned to the Company during the year ended December 31, 2008.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
13. LONG-TERM DEBT
     Long-term debt as of December 31 consisted of the following:

	Balance at December 31,
	2007	2008
	(Successor)	(Successor)

Cinemark USA, Inc. term loan	$1,101,686	$1,094,800
Cinemark, Inc. 9 3/4% senior discount notes due 2014	415,768	411,318
Cinemark USA, Inc. 9% senior subordinated notes due 2013	184	181
Other long-term debt	6,107	2,163

Total long-term debt	1,523,745	1,508,462
Less current portion	9,166	12,450

Long-term debt, less current portion	$1,514,579	$1,496,012

     Senior Discount Notes
     On March 31, 2004, Cinemark, Inc. issued approximately $577,173 aggregate principal amount at maturity of 9 3/4% senior discount notes due 2014. Interest on the notes accretes until March 15, 2009 up to their aggregate principal amount. Cash interest will accrue and be payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2009. Due to Cinemark, Inc.’s holding company status, payments of principal and interest under these notes will be dependent on loans, dividends and other payments from its subsidiaries. Cinemark, Inc. may redeem all or part of the 9 3/4% senior discount notes on or after March 15, 2009.
     Prior to 2006, in one open market purchase, Cinemark, Inc. repurchased $1,840 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $1,302 including accreted interest of $174.
     During 2006, as part of four open market purchases, Cinemark, Inc. repurchased $39,775 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $31,745, including accreted interest of $5,381 and a cash premium of $1,414. The Company recorded a loss on early retirement of debt of $2,375 during the year ended December 31, 2006, related to these repurchases, which consisted of premiums paid and the write-off of unamortized debt issue costs. Cinemark, Inc. funded the 2006 and prior repurchases with available cash from its operations.
     During 2007, Cinemark, Inc. repurchased in six open market purchases a total of $69,155 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $63,694, including accreted interest of $16,592 and cash premiums of $3,966. Cinemark, Inc. funded these transactions with proceeds from Cinemark Holdings, Inc.’s initial public offering. The Company recorded a loss on early retirement of debt of $5,504 during the year ended December 31, 2007, related to these repurchases, which consisted of premiums paid, other fees and the write-off of unamortized debt issue costs.
     During March 2008, in one open market purchase, Cinemark, Inc. repurchased $10,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $8,950, including accreted interest of $2,929 and a discount of $152. During October 2008, in seven open market purchases, Cinemark, Inc. repurchased approximately $30,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $27,340, including accreted interest of approximately $9,764 and a discount of $1,507. During November 2008, in two open market purchases, Cinemark, Inc. repurchased $7,000 aggregate principal amount at maturity of its 9 3/4% senior discount notes for approximately $5,918, including accreted interest of $2,493 and a discount of $878. Cinemark, Inc. funded these transactions with proceeds from Cinemark Holdings, Inc.’s initial public offering. The Company recorded a gain on early retirement of debt of approximately $1,698 related to these 2008 repurchases, which included gains on the repurchases offset by the write-off of unamortized debt issue costs.
     As of December 31, 2008, the accreted principal balance of the notes was approximately $411,318 and the aggregate principal amount at maturity was approximately $419,403.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The indenture governing the 9 3/4% senior discount notes contains covenants that limit, among other things, dividends, transactions with affiliates, investments, sales of assets, mergers, repurchases of Cinemark, Inc.’s capital stock, liens and additional indebtedness. The dividend restriction contained in the indenture prevents Cinemark, Inc. from paying a dividend or otherwise distributing cash to its stockholders unless (1) it is not in default, and the distribution would not cause it to be in default, under the indenture; (2) it would be able to incur at least $1.00 more of indebtedness without the ratio of its consolidated cash flow to its fixed charges (each as defined in the indenture, and calculated on a pro forma basis for the most recently ended four full fiscal quarters for which internal financial statements are available, using certain assumptions and modifications specified in the indenture, and including the additional indebtedness then being incurred) falling below two to one (the “senior notes debt incurrence ratio test”); and (3) the aggregate amount of distributions made since March 31, 2004, including the distribution proposed, is less than the sum of (a) half of its consolidated net income (as defined in the indenture) since February 11, 2003, (b) the net proceeds from the issuance of stock since April 2, 2004, and (c) certain other amounts specified in the indenture, subject to certain adjustments specified in the indenture. The dividend restriction is subject to certain exceptions specified in the indenture.
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
     At December 31, 2008, there was $1,094,800 outstanding under the term loan and no borrowings outstanding under the revolving credit line. A minimum of approximately $121,431 was available for borrowing under the revolving credit line. The availability of the Company’s revolving credit facility may have recently been impacted by the bankruptcy of one of the lenders under the facility. As such, while the Company currently has only $69 (related to a letter of credit) outstanding under the $150 million revolving credit facility, it is uncertain whether this lender would fund its $28,500 commitment under the revolving credit facility. The average interest rate on outstanding borrowings under the senior secured credit facility at December 31, 2008 was 4.3% per annum.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     On March 14, 2007, Cinemark USA, Inc. amended its senior secured credit facility to, among other things, modify the interest rate on the term loans under the senior secured credit facility, modify certain prepayment terms and covenants, and facilitate the tender offer for the 9% senior subordinated notes. The term loans now accrue interest, at Cinemark USA, Inc.’s option, at: (A) the base rate equal to the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate page 5, or (2) the federal funds effective rate from time to time plus 0.50%, plus a margin that ranges from 0.50% to 0.75% per annum, or (B) a “eurodollar rate” plus a margin that ranges from 1.50% to 1.75%, per annum. In each case, the margin is a function of the corporate credit rating applicable to the borrower. The interest rate on the revolving credit line was not amended. Additionally, the amendment removed any obligation to prepay amounts outstanding under the senior secured credit facility in an amount equal to the amount of the net cash proceeds received from the NCM Transaction or from excess cash flows, and imposed a 1% prepayment premium for one year on certain prepayments of the term loans.
     Cinemark USA, Inc.’s obligations under the senior secured credit facility are guaranteed by Cinemark Holdings, Inc., Cinemark, Inc., and certain of Cinemark USA, Inc.’s domestic subsidiaries and are secured by mortgages on certain fee and leasehold properties and security interests in substantially all of Cinemark USA, Inc.’s and the guarantors’ personal property, including, without limitation, pledges of all of Cinemark USA, Inc.’s capital stock, all of the capital stock of Cinemark, Inc., and certain of Cinemark USA, Inc.’s domestic subsidiaries and 65% of the voting stock of certain of its foreign subsidiaries.
     The senior secured credit facility contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and Cinemark Holdings, Inc.’s, and Cinemark, Inc.’s ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends, repurchase stock and voluntarily repurchase or redeem the 9 3/4% senior discount notes; and make capital expenditures and investments. The senior secured credit facility also requires Cinemark USA, Inc. to satisfy a consolidated net senior secured leverage ratio covenant as determined in accordance with the senior secured credit facility. The dividend restriction contained in the senior secured credit facility prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause the Company to be in default, under the senior secured credit facility; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since October 5, 2006, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since October 5, 2006, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the senior secured credit facility, since October 1, 2006, (c) $150 million and (d) certain other amounts specified in the senior secured credit facility, subject to certain adjustments specified in the senior secured credit facility. The dividend restriction is subject to certain exceptions specified in the senior secured credit facility.
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
     Former Senior Secured Credit Facility
     On October 5, 2006, in connection with the Century Acquisition, the $253,500 outstanding under the former senior secured credit facility was repaid in full with a portion of the proceeds from the senior secured credit facility. During the year ended December 31, 2006, the Company recorded a loss on early retirement of debt of $5,782 related to the write-off of unamortized debt issue costs associated with the former senior secured credit facility.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Prior to 2006, Cinemark USA, Inc. repurchased a total of $17,750 aggregate principal amount of its 9% senior subordinated notes. The transaction was funded by Cinemark USA, Inc. with available cash from operations.
     During 2006, as part of three open market purchases, Cinemark USA, Inc. repurchased $10,000 aggregate principal amount of its 9% senior subordinated notes for approximately $10,977, including cash premiums paid and accrued and unpaid interest. The transactions were funded by Cinemark USA, Inc. with available cash from operations. The Company recorded a loss on early retirement of debt of $126 during the year ended December 31, 2006 related to the 2006 repurchases, which included the write-off of unamortized debt issue costs and tender offer repurchase costs, including premiums paid, related to the retired senior subordinated notes.
     On March 6, 2007, Cinemark USA, Inc. commenced an offer to purchase for cash any and all of its then outstanding $332,250 aggregate principal amount of 9% senior subordinated notes. In connection with the tender offer, Cinemark USA, Inc. solicited consents for certain proposed amendments to the indenture to remove substantially all restrictive covenants and certain events of default provisions. On March 20, 2007, the early settlement date, Cinemark USA, Inc. repurchased $332,000 aggregate principal amount of 9% senior subordinated notes and executed a supplemental indenture removing substantially all of the restrictive covenants and certain events of default. Cinemark USA, Inc. used the proceeds from the NCM Transaction and cash on hand to purchase the 9% senior subordinated notes tendered pursuant to the tender offer and consent solicitation. On March 20, 2007, the Company and the Bank of New York Trust Company, N.A., as trustee to the Indenture dated February 11, 2003, executed the Fourth Supplemental Indenture. The Fourth Supplemental Indenture became effective on March 20, 2007 and it amends the Indenture by eliminating substantially all restrictive covenants and certain events of default provisions. On April 3, 2007, Cinemark USA, Inc. repurchased an additional $66 aggregate principal amount of the 9% senior subordinated notes tendered after the early settlement date. The Company recorded a loss on early retirement of debt of $7,952 during the year ended December 31, 2007, related to the 2007 repurchases, which consisted of tender offer repurchase costs, including premiums paid and other fees, and the write-off of unamortized debt issue costs, partially offset by the write-off of an unamortized bond premium.
     During 2008, in one open market purchase, Cinemark USA, Inc. repurchased $3 aggregate principal amount of its 9% senior subordinated notes.
     As of December 31, 2008, Cinemark USA, Inc. had outstanding approximately $181 aggregate principal amount of 9% senior subordinated notes. Cinemark USA, Inc. may redeem the remaining 9% senior subordinated notes at its option at any time.
     Covenant Compliance and Debt Maturity
     As of December 31, 2008, the Company was in full compliance with all agreements, including related covenants, governing its outstanding debt. The Company’s long-term debt at December 31, 2008 matures as follows:

2009	$12,450
2010	12,113
2011	11,200
2012	271,600
2013	789,781
Thereafter	419,403

Total	$1,516,547

     The estimated fair value of the Company’s long-term debt at December 31, 2008 was approximately $1,449,147. This amount does not include prepayment penalties that would be incurred upon the early extinguishment of certain debt issues.
     Debt issue costs of $37,422, less accumulated amortization of $14,218, are related to the senior discount notes, senior subordinated notes, the senior secured credit facility and other debt agreements and are included in deferred charges and other assets — net, on the consolidated balance sheets at December 31, 2008 (See Note 12).

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
14. INTEREST RATE SWAP AGREEMENTS
     During 2007 and 2008, the Company entered into three interest rate swap agreements. The interest rate swap agreements qualify for cash flow hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair values of the interest rate swaps are recorded on the Company’s consolidated balance sheet as an asset or liability with the effective portion of the interest rate swaps’ gains or losses reported as a component of accumulated other comprehensive income (loss) and the ineffective portion reported in earnings.
     In March 2007, the Company entered into two interest rate swap agreements with effective dates of August 13, 2007 and terms of five years each. The interest rate swaps were designated to hedge approximately $500,000 of the Company’s variable rate debt obligations under its senior secured credit facility. Under the terms of the interest rate swap agreements, the Company pays fixed rates of 4.918% and 4.922% on $375,000 and $125,000, respectively, of variable rate debt and receives interest at a variable rate based on the 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest rate swaps for the three-month period following the reset date. No premium or discount was incurred upon the Company entering into the interest rate swaps because the pay and receive rates on the interest rate swaps represented prevailing rates for each counterparty at the time the interest rate swaps were consummated. The Company estimates the fair values of the interest rate swaps by comparing estimated future interest payments to be made under forecasted future 3-month LIBOR to the fixed rates in accordance with the interest rate swaps
     On September 14, 2008, the counterparty to the $375,000 interest rate swap agreement filed for bankruptcy protection. As a result, the Company determined that on September 15, 2008, when the counterparty’s credit rating was downgraded, the interest rate swap was no longer highly effective. On October 1, 2008, this interest rate swap was terminated by the Company. The change in fair value of this interest rate swap agreement from inception to September 14, 2008 of $18,147 was recorded as a component of accumulated other comprehensive loss. The change in fair value from September 15, 2008 through September 30, 2008 of $3,324 and the gain on termination of $2,098 were recorded in earnings as a component of interest expense during the year ended December 31, 2008. Upon termination of this swap, the Company paid approximately $13,804, including accrued interest of $1,079, pursuant to the terms of the interest rate swap agreement. The Company determined that the forecasted transactions hedged by this interest rate swap are still probable to occur, thus the total amount reported in accumulated other comprehensive income (loss) related to this swap of $18,147 is being amortized on a straight-line basis to interest expense over the period during which the forecasted transactions are expected to occur, which is September 15, 2008 through August 13, 2012. The Company amortized approximately $1,351 to interest expense during the year ended December 31, 2008. The Company will amortize approximately $4,633 to interest expense over the next twelve months.
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
     As of December 31, 2008, the fair values of the $125,000 interest rate swap and the $175,000 interest rate swap were liabilities of approximately $13,304 and $11,477, respectively, which have been reported as a component of other long-term liabilities. These interest rate swaps exhibited no ineffectiveness during the years ended December 31, 2007 and 2008, therefore changes in the fair value of these swaps have been reported as a component of accumulated other comprehensive income (loss).

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
15. FOREIGN CURRENCY TRANSLATION
     The accumulated other comprehensive income (loss) account in stockholders’ equity of $32,695 and $(72,347) at December 31, 2007 and December 31, 2008, respectively, includes the cumulative foreign currency adjustments of $44,043 and $(40,287), respectively, from translating the financial statements of the Company’s international subsidiaries.
     In 2007 and 2008, all foreign countries where the Company has operations were deemed non-highly inflationary. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive income (loss).
     On December 31, 2008, the exchange rate for the Brazilian real was 2.36 reais to the U.S. dollar (the exchange rate was 1.77 reais to the U.S. dollar at December 31, 2007). As a result, the effect of translating the December 31, 2008 Brazilian financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $49,951. At December 31, 2008, the total assets of the Company’s Brazilian subsidiaries were U.S. $170,378.
     On December 31, 2008, the exchange rate for the Mexican peso was 13.78 pesos to the U.S. dollar (the exchange rate was 10.92 pesos to the U.S. dollar at December 31, 2007). As a result, the effect of translating the December 31, 2008 Mexican financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $26,734. At December 31, 2008, the total assets of the Company’s Mexican subsidiaries were U.S. $123,148.
     On December 31, 2008, the exchange rate for the Chilean peso was 648.00 pesos to the U.S. dollar (the exchange rate was 497.70 pesos to the U.S. dollar at December 31, 2007). As a result, the effect of translating the December 31, 2008 Chilean financial statements into U.S. dollars is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholder’s equity of $4,019. At December 31, 2008, the total assets of the Company’s Chilean subsidiaries were U.S. $19,621.
     The effect of translating the December 31, 2008 financial statements of our other international subsidiaries, with local currencies other than the U.S. dollar, is reflected as a cumulative foreign currency translation adjustment to the accumulated other comprehensive income (loss) account as a decrease in stockholders’ equity of $3,626.
16. INVESTMENTS IN AND ADVANCES TO AFFILIATES
     The Company had the following investments in and advances to affiliates at December 31:

	December 31,
	2007	2008
	(Successor)	(Successor)

Investment in National CineMedia LLC — investment, at equity	$—	$19,141
Investment in DCIP — investment at equity — 33% interest	260	1,017
Cinemark — Core Pacific, Ltd. (Taiwan) — investment, at cost — 14% interest	1,383	1,383
Other	3,428	2,411

Total	$5,071	$23,952

     During 2008, NCM performed a common unit adjustment calculation in accordance with the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Company, Regal and AMC. As a result of the common unit adjustment calculation, the Company received an additional 846,303 common units of NCM, each of which is convertible into one share of NCM, Inc. common stock. The Company recorded the additional common units received at fair value as an investment with a corresponding adjustment to deferred revenue of $19,020. The common unit adjustment resulted in an increase in the Company’s ownership percentage in NCM from approximately 14.0% at December 31, 2007 to approximately 14.5%. The Company’s ownership percentage in NCM was subsequently reduced from 14.5% to 14.1% as of December 31, 2008 as a result of an extraordinary common unit adjustment in which Regal was granted additional common units of NCM. The Company’s basis in these additional shares was increased to $19,141 as of December 31, 2008 as a result

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
of equity income of approximately $840, offset by distributions received of approximately $644 and a change of interest loss of approximately $75 recorded during 2008. See Note 6.
     During 2007, the Company invested $1,500 for a one-third ownership in DCIP. The Company’s basis was reduced to $260 as of December 31, 2007 as a result of equity losses of $1,240 recorded during 2007. During 2008, the Company invested an additional $4,000 in DCIP. The Company’s basis was reduced to $1,017 as of December 31, 2008 as a result of equity losses of $3,243 recorded during 2008. See Note 7.
17. MINORITY INTERESTS IN SUBSIDIARIES
     Minority ownership interests in subsidiaries of the Company were as follows at December 31:

	December 31,
	2007	2008
	(Successor)	(Successor)

Cinemark Partners II — 49.2% interest	$8,260	$8,114
Cinemark Equity Holdings Corp. (Central America)	2,344	181
Cinemark Colombia, S.A. — 49.0% interest	2,766	3,105
Greeley Ltd. — 49.0% interest	1,244	1,015
Cinemark del Ecuador, S.A.	1,196	—
Cinemark de Mexico, S.A. de C.V. — 0.6% interest	326	203
Others	46	353

Total	$16,182	$12,971

     During May 2008, the Company’s partners in Central America (the “Central American Partners”) exercised an option available to them under an Exchange Option Agreement dated February 7, 2007 between Cinemark Holdings, Inc. and the Central American Partners. Under this option, which was triggered by completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Central American Partners are entitled to exchange their shares in Cinemark Equity Holdings Corporation, which is Cinemark Holdings, Inc.’s Central American holding company, for shares of Cinemark Holdings, Inc.’s common stock. The exchange of shares occurred during October 2008 at which time Cinemark Holdings, Inc. contributed the shares it received in Cinemark Equity Holdings Corporation to the Company. See Note 9. Prior to the exchange, the Company owned approximately 51% of the shares in Cinemark Equity Holdings Corporation and subsequent to the exchange, the Company owns 100% of the shares in Cinemark Equity Holdings Corporation. The Company’s Panama subsidiary is 80% owned by Cinemark Equity Holdings Corporation and 20% owned by a minority partner.
     During July 2008, the Company’s partners in Ecuador (the “Ecuador Partners”) exercised an option available to them under an Exchange Option Agreement dated April 24, 2007 between Cinemark Holdings, Inc. and the Ecuador Partners. Under this option, which was triggered by completion of an initial public offering of common stock by Cinemark Holdings, Inc., the Ecuador Partners are entitled to exchange their shares in Cinemark del Ecuador S.A. for shares of Cinemark Holdings, Inc.’s common stock. The exchange of shares occurred during November 2008 at which time Cinemark Holdings, Inc. contributed the shares it received in Cinemark del Ecuador S.A. to the Company. See Note 9. Prior to the exchange, the Company owned 60% of the shares in Cinemark del Ecuador S.A. and subsequent to the exchange, the Company owns 100% of the shares in Cinemark del Ecuador S.A.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
18. CAPITAL STOCK
     Common and Preferred Stock — Class A common stockholders are entitled to vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of any then outstanding shares of the Company’s preferred stock, the Company’s common stockholders are entitled to any dividends that may be declared by the board of directors. Holders of the Company’s common stock are entitled to share ratably in the Company’s net assets upon the Company’s dissolution or liquidation after payment or provision for all liabilities and any preferential liquidation rights of the Company’s preferred stock then outstanding. The shares of the Company’s common stock are not subject to any redemption provisions. The rights, preferences and privileges of holders of the Company’s common stock will be subject to those of the holders of any shares of the Company’s preferred stock the Company may issue in the future.
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
     Share Based Awards — On September 30, 2004, Cinemark, Inc.’s board of directors and the majority of its stockholders approved the 2004 Long Term Incentive Plan (the “2004 Plan”) under which 9,097,360 shares of common stock are available for issuance to selected employees, directors and consultants of the Company. The 2004 Plan provided for restricted share grants, incentive option grants and nonqualified option grants.
     On August 2, 2006, Cinemark Holdings, Inc. was formed as the Delaware holding company of Cinemark, Inc. Under a share exchange agreement dated August 7, 2006, each outstanding share of Cinemark, Inc.’s Class A common stock was exchanged for an equivalent number of shares of Cinemark Holdings, Inc. common stock. The share exchange was completed on October 5, 2006.
     In November 2006, Cinemark Holdings, Inc.’s board of directors amended the 2004 Plan to provide that no additional awards may be granted under the 2004 Plan. At that time, the Board of Cinemark Holdings, Inc. and the majority of Cinemark Holdings, Inc.’s stockholders approved the 2006 Long Term Incentive Plan (the “2006 Plan”) and all options to purchase shares of Cinemark Inc.’s Class A common stock under the 2004 Plan were exchanged for an equal number of options to purchase shares of Cinemark Holdings, Inc.’s common stock under the 2006 Plan. The 2006 Plan is substantially similar to the 2004 Plan.
     During September 2007, Cinemark Holdings, Inc. filed a registration statement with the Securities and Exchange Commission on Form S-8 for purposes of registering shares available for issuance under the 2006 Plan.
     During October 2007, Cinemark Holdings, Inc.’s board of directors and a majority of its stockholders approved an amendment to the 2006 Plan to provide for the ability to exercise an option on a cashless basis, by decreasing the number of shares deliverable upon the exercise of such option by an amount equal to the number of shares having an aggregate fair market value equal to the aggregate exercise price of such option. The amendment did not result in any additional compensation expense to the Company.
     During March 2008, Cinemark Holdings, Inc.’s board of directors approved the Amended and Restated Cinemark Holdings, Inc. 2006 Long Term Incentive Plan (the “Restated Incentive Plan”). The Restated Incentive Plan amends and restates the 2006 Plan, to (i) increase the number of shares reserved for issuance from 9,097,360 shares of common stock to 19,100,000 shares of common stock and (ii) permit the Compensation Committee of Cinemark Holdings, Inc.’s board of directors (the “Compensation Committee”) to award participants restricted stock units and performance awards. The right of a participant to exercise or receive a grant of a restricted stock unit or performance award may be subject to the satisfaction of such performance or objective business criteria as determined by the Compensation Committee. With the exception of the changes identified in (i) and (ii) above, the Restated Incentive Plan does not materially differ from the 2006 Plan. The

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Restated Incentive Plan was approved by Cinemark Holdings, Inc.’s stockholders at its annual meeting held on May 15, 2008.
     During August 2008, Cinemark Holdings, Inc. filed a registration statement with the Securities and Exchange Commission on Form S-8 for the purpose of registering the additional shares available for issuance under the Restated Incentive Plan.
     Stock Options — On September 30, 2004, the Company granted options to purchase 6,986,731 shares of its common stock under the 2004 Plan at an exercise price of $7.63 per option. The exercise price was equal to the fair market value of the Company’s common stock on the date of grant. Options to purchase 692,976 shares vested immediately and the remaining options granted in 2004 vest daily over the period ending April 1, 2009. The options expire ten years from the grant date. On January 28, 2005, the Company granted options to purchase 12,055 shares of its common stock under the Plan at an exercise price of $7.63 per option (equal to the market value at the date of grant). The options vest daily over five years and the options expire ten years from the grant date. The weighted average remaining contractual term of these outstanding options is approximately 5.75 years. All stock option information has been adjusted to give effect to a 2.9585-for-1 stock split effected by Cinemark Holdings, Inc. on April 9, 2007.
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
     A summary of stock option activity and related information for the period from January 1, 2006 to October 4, 2006, the period from October 5, 2006 to December 31, 2006, and the years ended December 31, 2007 and 2008 is as follows:

	Period from		Period from
	January 1, 2006		October 5, 2006
	to		to		Year Ended		Year Ended
	October 4, 2006		December 31, 2006		December 31, 2007		December 31, 2008
	(Predecessor)		(Successor)		(Successor)		(Successor)
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average	Aggregate
		Exercise		Exercise		Exercise		Exercise	Intrinsic
	Shares	Price	Shares	Price	Shares	Price	Shares	Price	Value
Outstanding at January 1	6,998,786	$7.63	6,989,689	$7.63	6,980,593	$7.63	6,323,429	$7.63
Granted	—	—	—	—	—	—	—	—
Forfeited	(9,097)	$7.63	(4,493)	$7.63	(112,416)	$7.63	(14,492)	$7.63
Exercised	—	$7.63	(4,603)	$7.63	(544,748)	$7.63	(169,267)	$7.63

Outstanding at December 31	6,989,689	$7.63	6,980,593	$7.63	6,323,429	$7.63	6,139,670	$7.63	$(1,228)

Vested options at December 31	3,487,090	$7.63	3,834,295	$7.63	4,647,460	$7.63	5,809,343	$7.63	$(1,162)

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The total intrinsic value of options exercised during the period from January 1, 2006 to October 4, 2006, the period from October 5, 2006 to December 31, 2006, and years ended December 31, 2007 and 2008, was $0, $0, $4,961, and $1,191, respectively.
     During 2008, the Company changed its estimated forfeiture rate from 10% to 5%, based on actual cumulative stock option forfeitures. The cumulative impact of the reduction in forfeiture rate was approximately $528 and was recorded as additional compensation expense during the year ended December 31, 2008.
     The Company recorded total compensation expense of $3,393 and a tax benefit of approximately $1,279 during the year ended December 31, 2008, related to the outstanding stock options. As of December 31, 2008, the remaining unrecognized compensation expense related to outstanding stock options was $760 and the weighted average period over which this remaining compensation expense will be recognized is approximately three months. All options outstanding at December 31, 2008 have a weighted average remaining contractual life of approximately 5.75 years.
     Below is a summary of the Company’s nonvested stock options as of and for the year ended December 31, 2008:

		Weighted Average
		Grant Date
Nonvested Stock Options	Shares	Fair Value
Outstanding at January 1, 2008	1,675,969	$3.51
Granted	—	—
Vested	(1,331,150)	$3.51
Forfeited	(14,492)	$3.51

Outstanding at December 31, 2008 (1)	330,327	$3.51

(1)	The Company expects approximately 314,000 of these options to vest.
     Restricted Stock — During the year ended December 31, 2008, Cinemark Holdings, Inc. granted 353,948 shares of restricted stock to employees of the Company. The fair value of the shares of restricted stock was determined based on the market value of Cinemark Holdings, Inc.’s stock on the dates of grant, which ranged from $8.87 to $14.65 per share. The Company assumed forfeiture rates ranging from zero to 2% for the restricted stock awards. The restricted stock vests over periods ranging from one year to four years based on continued service by the independent director or employee.
     There was no restricted stock activity during the period from January 1, 2006 to October 4, 2006, the period from October 5, 2006 to December 31, 2006, or the year ended December 31, 2007. A summary of restricted stock activity for the year ended December 31, 2008 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1	—	$—
Granted	353,948	$13.35
Vested	(152)	$13.14
Forfeited	(6,499)	$13.14

Outstanding at December 31	347,297

     During 2008, the Company changed its estimated forfeiture rate on certain of these grants from 2% to 5%, based on actual cumulative restricted stock forfeitures. The cumulative impact of the increased forfeiture rate was approximately $14 and was recorded as a reduction in compensation expense during the year ended December 31, 2008.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     The Company recorded total compensation expense of $919 related to these restricted stock awards during the year ended December 31, 2008. As of December 31, 2008, the remaining unrecognized compensation expense related to these restricted stock awards was approximately $3,648 and the weighted average period over which this remaining compensation expense will be recognized is approximately 2.75 years. The total fair value of shares vested during the year ended December 31, 2008 was $2. Upon vesting, the Company receives an income tax deduction. The Company recognized a tax benefit of $1 during the year ended December 31, 2008 related to the restricted stock that vested during 2008. The recipients of restricted stock are entitled to receive dividends and to vote their respective shares, however the sale and transfer of the restricted shares is prohibited during the restriction period.
     Restricted Stock Units — During the year ended December 31, 2008, Cinemark Holdings, Inc. granted restricted stock units representing 204,361 hypothetical shares of its common stock under the Restated Incentive Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the three fiscal year period ending December 31, 2010 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain specified adjustments (as defined in the restricted stock unit award agreement). The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity. If the IRR for the three year period is at least 8.5%, which is the threshold, one-third of the restricted stock units vest. If the IRR for the three year period is at least 10.5%, which is the target, two-thirds of the restricted stock units vest. If the IRR for the three year period is at least 12.5%, which is the maximum, 100% of the restricted stock units vest. All payouts of restricted stock units that vest are subject to an additional one year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments if and at the time the restricted stock unit awards become vested.
     Below is a table summarizing the potential restricted stock unit awards at each of the three levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 8.5%	68,116	$885
at IRR of at least 10.5%	136,239	$1,771
at IRR of at least 12.5%	204,361	$2,656
     Due to the fact that the IRR for the three year period ending December 31, 2010 could not be determined at the time of grants, the Company estimated that the most likely outcome is the achievement of the mid-point IRR level. As a result, the total compensation expense to be recorded for the restricted stock unit awards is $1,755 assuming a total of 135,027 units will vest at the end of the four year period, using a forfeiture rate ranging from zero to 2%. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the three year period ending December 31, 2010, the Company will reassess the number of units that will vest and adjust its compensation expense accordingly on a prospective basis over the remaining service period. The fair value of the number of units expected to vest was determined based on the market value of Cinemark Holdings, Inc.’s stock on the dates of grant, which ranged from $12.89 to $13.14 per share. The Company recorded compensation expense of $326 related to these awards during the year ended December 31, 2008. As of December 31, 2008, the remaining unrecognized compensation expense related to these restricted stock unit awards was $1,429 and the weighted average period over which this remaining compensation expense will be recognized is approximately 3.25 years.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
19. SUPPLEMENTAL CASH FLOW INFORMATION
     The following is provided as supplemental information to the consolidated statements of cash flows:

	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Cash paid for interest	$43,132	$22,584	$132,029	$94,533
Cash paid for income taxes, net of refunds received	$26,616	$428	$139,443	$36,203

Noncash investing and financing activities:

Change in construction lease obligations related to construction of theatres	$(2,151)	$2,546	$(2,546)	$—
Changes in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(7,832)	$11,494	$(9,754)	$3,723
Exchange of theatre properties	$5,400	$—	$—	$—
Theatre properties and equipment acquired under capital lease	$—	$—	$9,102	$7,911
Capital contribution from Cinemark Holdings, Inc. as a result of the Century Acquisition (See Note 5)	$—	$150,000	$—	$—
Capital contribution from Cinemark Holdings, Inc. related to income taxes	$—	$—	$53,351	$—
Capital contribution from Cinemark Holdings, Inc. as a result of the Central America Share Exchange (See Note 9)	$—	$—	$—	$12,949
Capital contribution from Cinemark Holdings, Inc. as a result of the Ecuador Share Exchange (See Note 9)	$—	$—	$—	$3,200
Investment in NCM (See Note 6)	$—	$—	$—	$19,020

(1)	Additions to theatre properties and equipment included in accounts payable as of December 31, 2007 and 2008 were $10,266 and $13,989, respectively.
     During December 2007, the Company elected to use the proceeds of approximately $22,739 from the sale of real property to pursue the purchase of a like-kind property in accordance with the Internal Revenue Code and as a result, the proceeds were deposited to an escrow account. During 2008, the Company elected to use the proceeds of approximately $2,089 from the sale of real properties to pursue the purchase of like-kind properties in accordance with the Internal Revenue Code and as a result, the proceeds were deposited to an escrow account. The Company did not purchase like-kind properties and the deposits of approximately $24,828 were returned to the Company during the year ended December 31, 2008.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
20. INCOME TAXES
     Income (loss) before income taxes consisted of the following:

	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Income (loss) before income taxes:
U.S.	$20,546	$(6,213)	$181,727	$(55,344)
Foreign	17,218	(11,007)	12,765	27,123

Total	$37,764	$(17,220)	$194,492	$(28,221)

Current:
Federal	11,021	8,266	121,517	37,316
Foreign	5,312	(5,567)	5,519	4,620
State	731	137	17,087	4,729

Total current expense	$17,064	$2,836	$144,123	$46,665

Deferred:
Federal	(3,725)	(8,358)	(33,103)	(28,138)
Foreign	(4,905)	8,976	286	7,330
State	644	(343)	(1,797)	(5,167)

Total deferred expense	$(7,986)	$275	$34,614	$(25,975)

Income tax expense	$9,078	$3,111	$109,509	$20,690

     A reconciliation between income tax expense and taxes computed by applying the applicable statutory federal income tax rate to income (loss) before income taxes follows:

	January 1,	October 5,
	2006	2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Computed normal tax expense (benefit)	$13,217	$(6,027)	$68,073	$(9,877)
Goodwill	(42)	4,764	23,050	27,503
Foreign inflation adjustments	(1,553)	3,356	(620)	464

State and local income taxes, net of federal income tax impact	893	(134)	9,861	(2,527)
Foreign losses not benefited and other changes in valuation allowance	(1,909)	1,872	(536)	1,459
Foreign tax rate differential	40	906	3,721	1,537
Foreign dividends, including Section 965	433	145	1,405	2,084
Other — net	(2,001)	(1,771)	4,555	47

Income taxes	$9,078	$3,111	$109,509	$20,690

     The Company reinvests the undistributed earnings of its foreign subsidiaries, with the exception of its subsidiary in Ecuador. Accordingly, deferred U.S. federal and state income taxes are provided only on the undistributed earnings of the Company’s Ecuador subsidiary. As of December 31, 2008, the cumulative amount of undistributed earnings of the foreign subsidiaries on which the Company has not recognized income taxes was approximately $106,000.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Deferred Income Taxes
     The tax effects of significant temporary differences and tax loss and tax credit carryforwards comprising the net long-term deferred income tax liabilities as of December 31, 2007 and 2008 consisted of the following:

	December 31,
	2007	2008
	(Successor)	(Successor)
Deferred liabilities:
Theatre properties and equipment	$128,191	$105,079
Deferred intercompany sales	13,719	14,543
Intangible asset — contracts	11,505	9,545
Intangible asset — tradenames	117,197	114,379
Intangible asset — net favorable leases	1,731	354
Investment in partnerships	36,216	36,364

Total deferred liabilities	308,559	280,264

Deferred assets:
Deferred lease expenses	7,375	11,923
Theatre properties and equipment	7,248	9,693
Deferred revenue — NCM and Fandango	67,961	65,613
Capital lease obligations	46,194	46,098
Bonds	(989)	—
Interest rate swaps agreements	7,074	9,515
Debt issue costs	557	—
Tax loss carryforwards	14,359	12,342
Alternative minimum tax and other credit carryforwards	2,903	3,606
Other expenses, not currently deductible for tax purposes	2,489	2,319

Total deferred assets	155,171	161,109

Net deferred income tax liability before valuation allowance	153,388	119,155
Valuation allowance against deferred assets	9,872	13,463

Net deferred income tax liability	$163,260	$132,618

Net deferred tax liability — Foreign	$11,542	$16,645
Net deferred tax liability — U.S.	151,718	115,973

Total	$163,260	$132,618

     The Company’s valuation allowance against deferred tax assets increased from $9,872 at December 31, 2007 to $13,463 at December 31, 2008. The increase in the valuation allowance was primarily due to an increase in the valuation allowance related to state and foreign net operating loss carryovers.
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

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Uncertain Tax Positions
     The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties since the adoption of FIN 48:

Balance at January 1, 2007	$10,512
Gross increases — tax positions in prior period	1,432
Gross increases — current-period tax positions	549

Balance at December 31, 2007	$12,493
Gross increases — tax positions in prior period	37
Gross decreases — tax positions in prior period	(166)
Gross increases — current-period tax positions	2,397
Gross decreases — current-period tax positions	(752)
Reductions due to lapse in statute of limitations	(33)

Balance at December 31, 2008	$13,976

     The Company had $15,500 and $17,523 of gross unrecognized tax benefits, including interest and penalties as of December 31, 2007 and December 31, 2008, respectively. Of these amounts, $10,768 and $13,851 represent the amount of unrecognized tax benefits that if recognized would impact the effective income tax rate for the years ended December 31, 2007 and 2008, respectively. The Company had $3,007 and $3,547 accrued for interest and/or penalties as of December 31, 2007 and 2008, respectively.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions, and the Company is routinely under audit by many different tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. The Company is no longer subject to income tax audits from the Internal Revenue Service for years before 2002. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002. The Company is no longer subject to non-U.S. income tax examinations by tax authorities in its major non-U.S. tax jurisdictions for years before 2003.
     The Company is currently under examination by the Internal Revenue Service for the 2002-2005 tax years. It is reasonably possible that the 2002-2004 audits could be completed within the next twelve months. This completion could result in a decrease in the Company’s total unrecognized benefits of approximately $10,000, which includes approximately $2,000 of accrued interest. As a result, the Company reclassified approximately $10,000 to current FIN48 liability during the year ended December 31, 2008.
21. COMMITMENTS AND CONTINGENCIES
     Leases — The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and capital leases with terms generally ranging from 10 to 25 years. In addition to the minimum annual lease payments, some of the leases provide for contingent rentals based on operating results of the theatre and most require the payment of taxes, insurance and other costs applicable to the property. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A liability for deferred lease expenses of $19,235 and $23,371 at December 31, 2007 and 2008, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such a basis. Rent expense was as follows:

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data

	Period from	Period from
	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Fixed rent expense	$89,296	$37,815	$164,915	$175,368
Contingent rent expense	20,217	10,431	47,815	50,227

Facility lease expense	109,513	48,246	212,730	225,595
Corporate office rent expense	1,067	543	1,996	2,041

Total rent expense	$110,580	$48,789	$214,726	$227,636

     Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining terms in excess of one year at December 31, 2008 are due as follows:

	Operating	Capital
	Leases	Leases
2009	$175,185	$17,744
2010	173,793	17,997
2011	170,059	16,959
2012	165,778	17,098
2013	162,213	17,230
Thereafter	992,104	140,950

Total	$1,839,132	$227,978

Amounts representing interest payments		104,266

Present value of future minimum payments		$123,712
Current portion of capital lease obligations		5,532

Capital lease obligations, less current portion		$118,180

     Employment Agreements — Effective June 16, 2008, Cinemark Holdings, Inc. entered into new employment agreements with Alan W. Stock, Timothy Warner, Robert Copple and Michael Cavalier and effective December 15, 2008, Cinemark Holdings, Inc. entered into new employment agreements with Lee Roy Mitchell, Rob Carmony, and John Lundin. Collectively these new employment agreements are herein referred to as the “New Employment Agreements”. Each of Messrs. Mitchell, Stock, Warner, Copple, Cavalier, Carmony and Lundin had an employment agreement with Cinemark, Inc., which became effective as of March 12, 2004 (the “Original Employment Agreements”). The New Employment Agreements replace the Original Employment Agreements. The New Employment Agreements have an initial term of three years subject to an automatic extension for a one-year period, unless the employment agreements are terminated. Messers. Mitchell, Stock, Warner, Copple, Cavalier, Carmony and Lundin will receive base salaries of $795, $603, $442, $416, $338, $348, and $291 respectively, during 2008, which are subject to review during the term of the employment agreements for increase (but not decrease) each year by Cinemark Holdings, Inc.’s Compensation Committee. In addition, Messers. Mitchell, Stock, Warner, Copple, Cavalier, Carmony and Lundin are eligible to receive annual cash incentive bonuses upon the Company meeting certain performance targets established by Cinemark Holdings, Inc.’s Compensation Committee for the fiscal year. Messers. Mitchell, Stock, Warner, Copple, Cavalier, Carmony and Lundin qualify for the Company’s 401(k) matching program and are also entitled to certain additional benefits including life insurance and disability insurance. The New Employment Agreements provide for severance payments upon termination of employment, the amount and nature of which depends upon the reason for the termination of employment. Effective June 16, 2008, Cinemark Holdings, Inc. terminated its employment agreement with Tandy Mitchell.
     Retirement Savings Plan — The Company has a 401(k) retirement savings plan for the benefit of all employees and makes contributions as determined annually by the board of directors. Contribution payments of $1,430 and $1,795 were made in 2007 (for plan year 2006) and 2008 (for plan year 2007), respectively. A liability of approximately $1,834 has been recorded at December 31, 2008 for contribution payments to be made in 2009 (for plan year 2008).

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Letters of Credit and Collateral — The Company had outstanding letters of credit of $69, in connection with property and liability insurance coverage, at December 31, 2007 and 2008.
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
22. SEGMENTS
     At December 31, 2008, the Company managed its international market and its U.S. market as separate reportable operating segments. The international segment consists of operations in Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia. The U.S. segment includes U.S. and Canada operations. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenues, primarily screen advertising. The primary measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. The Company’s management evaluates the performance of its assets on a consolidated basis.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
     Below is a breakdown of select financial information by reportable operating segment:

	Period from	Period from
	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Revenues:
U.S.	$607,729	$328,955	$1,352,042	$1,360,176
International	222,780	63,074	333,624	385,817
Eliminations	(1,420)	(524)	(2,825)	(3,706)

Total revenues	$829,089	$391,505	$1,682,841	$1,742,287

	Period from	Period from
	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Adjusted EBITDA:
U.S.	$135,300	$82,545	$310,202	$292,000
International	45,212	8,558	67,138	78,805

Total Adjusted EBITDA	$180,512	$91,103	$377,340	$370,805

	Year Ended December 31,
	2007	2008
	(Successor)	(Successor)

Capital Expenditures:
U.S.	$110,496	$77,193
International	35,808	28,916

Total Capital Expenditures	$146,304	$106,109

     The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Period from	Period from
	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Net income (loss)	$28,686	$(20,331)	$84,983	$(48,911)
Add (deduct):
Income taxes	9,078	3,111	109,509	20,690
Interest expense (1)	69,191	42,220	145,596	116,058
Gain on NCM transaction	—	—	(210,773)	—
Gain on Fandango transaction	—	—	(9,205)	—
(Gain) loss on early retirement of debt	3,315	5,782	13,456	(1,698)
Other income (2)	(2,168)	(1,600)	(8,505)	(6,093)
Termination of profit participation agreement	—	—	6,952	—
Depreciation and amortization	59,913	34,281	148,781	155,326
Amortization of net favorable leases	130	667	2,935	2,708
Impairment of long-lived assets	5,741	23,337	86,558	113,532
(Gain) loss on sale of assets and other	2,938	2,345	(2,953)	8,488
Deferred lease expenses	724	378	5,979	4,350
Amortization of long-term prepaid rents	816	197	1,146	1,717
Share based awards compensation expense	2,148	716	2,881	4,638

Adjusted EBITDA	$180,512	$91,103	$377,340	$370,805

(1)	Includes amortization of debt issue costs.

(2)	Includes interest income, foreign currency exchange gain (loss), dividend income, equity in loss of affiliates and minority interests in income of subsidiaries and excludes distributions from NCM.

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Financial Information About Geographic Areas
     We have operations in the U.S., Canada, Mexico, Argentina, Brazil, Chile, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Colombia, which are reflected in the consolidated financial statements. Below is a breakdown of select financial information by geographic area:

	Period from	Period from
	January 1, 2006	October 5, 2006
	to	to	Year Ended December 31,
	October 4, 2006	December 31, 2006	2007	2008
	(Predecessor)	(Successor)	(Successor)	(Successor)

Revenues
U.S. and Canada	$607,729	$328,955	$1,352,042	$1,360,176
Mexico	55,704	15,885	74,983	78,292
Brazil	98,950	29,605	157,158	186,159
Other foreign countries	68,126	17,584	101,483	121,366
Eliminations	(1,420)	(524)	(2,825)	(3,706)

Total	$829,089	$391,505	$1,682,841	$1,742,287

	December 31,
	2007	2008
	(Successor)	(Successor)

Theatres properties and equipment, net
U.S. and Canada	$1,137,244	$1,073,551
Mexico	59,201	38,290
Brazil	72,635	58,641
Other foreign countries	44,986	37,801

Total	$1,314,066	$1,208,283

23. OTHER RELATED PARTY TRANSACTIONS
     The Company leases one theatre from Plitt Plaza Joint Venture (“Plitt Plaza”) on a month-to-month basis. Plitt Plaza is indirectly owned by Lee Roy Mitchell, the Company’s Chairman of the Board, who owns approximately 12% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Annual rent is approximately $118 plus certain taxes, maintenance expenses and insurance. The Company recorded $149, $120 and $127 of facility lease and other operating expenses payable to Plitt Plaza joint venture during the years ended December 31, 2006, 2007 and 2008, respectively.
     The Company manages one theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $191, $82 and $92 of management fee revenues during the years ended December 31, 2006, 2007 and 2008, respectively, and received $600, $0 and $0 of distributions from Laredo during the years ended December 31, 2006, 2007 and 2008, respectively. All such amounts are included in the Company’s consolidated financial statements with the intercompany amounts eliminated in consolidation.
     The Company has an informal agreement with Copper Beech Capital, LLC to use, on occasion, a private aircraft owned by Copper Beech Capital, LLC. Copper Beech Capital, LLC is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech Capital, LLC the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the twelve months ended December 31, 2008, the aggregate amounts paid to Copper Beech Capital, LLC for the use of the aircraft was approximately $136.
     The Company leases 23 theatres and two parking facilities from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy, which owns approximately 8% of Cinemark Holdings, Inc.’s issued and outstanding shares of common stock. Raymond

CINEMARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share data
Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 25 leases, 21 have fixed minimum annual rent in an aggregate amount of approximately $22,258. The four leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease with no minimum annual rent. For the years ended December 31, 2006, 2007 and 2008, the Company paid approximately $349, $1,529 and $1,333, respectively, in percentage rent for these four leases.
     The Company entered into an amended and restated profit participation agreement on March 12, 2004 with its CEO, Alan Stock, which became effective on April 2, 2004, and amended the profit participation agreement with Mr. Stock in effect since May 2002. Under the agreement, Mr. Stock received a profit interest in two theatres once the Company recovered its capital investment in these theatres plus its borrowing costs. During the years ended December 31, 2006 and 2007, respectively, the Company recorded $620 and $114 in profit participation expense payable to Mr. Stock, which is included in general and administrative expenses on the Company’s consolidated statement of operations. After Cinemark Holdings, Inc.’s initial public offering of common stock in April 2007, the Company exercised its option to terminate the amended and restated profit participation agreement and purchased Mr. Stock’s interest in the theatres on May 3, 2007 for a price of $6,853 pursuant to the terms of the agreement. The Company also paid payroll taxes of approximately $99 related to the payment made to terminate the amended and restated profit participation agreement. The aggregate amount paid of $6,952 is reflected within cost of operations in the Company’s consolidated statement of operations for the year ended December 31, 2007 and the agreement with Mr. Stock has been terminated.
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
24. VALUATION AND QUALIFYING ACCOUNTS
     The Company’s valuation allowance for deferred tax assets for the period from January 1, 2006 to October 4, 2006, the period from October 5, 2006 to December 31, 2006 and the years ended December 31, 2007 and 2008 were as follows:

Valuation
Allowance
for Deferred
Tax Assets
Predecessor Balance at January 1, 2006	$8,898
Additions	3,000
Deductions	(4,909)

Predecessor Balance at October 4, 2006	$6,989
Additions	1,932
Deductions	(59)

Successor Balance at December 31, 2006	$8,862
Additions	2,370
Deductions	(1,360)

Successor Balance at December 31, 2007	$9,872
Additions	4,200
Deductions	(609)

Successor Balance at December 31, 2008	$13,463

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of
National CineMedia, LLC
Centennial, CO
     We have audited the accompanying balance sheets of National CineMedia, LLC (the “Company”) as of January 1, 2009 and December 27, 2007, and the related statements of operations, members’ equity (deficit), and cash flows for the year ended January 1, 2009, the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, and for the year ended December 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2009 and December 27, 2007, and the results of its operations and its cash flows for the year ended January 1, 2009, the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, and for the year ended December 28, 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Denver, CO
March 5, 2009

NATIONAL CINEMEDIA, LLC
BALANCE SHEETS
(In millions)

	January 1, 2009	December 27, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34.1	$7.5
Receivables, net of allowance of $2.6 and $1.5 million, respectively	92.0	91.6
Prepaid expenses	1.6	1.9
Prepaid management fees to managing member	0.5	0.5

Total current assets	128.2	101.5
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $27.0 and $17.3 million, respectively	28.0	22.2
INTANGIBLE ASSETS, net of accumulated amortization of $1.5 and $0 million, respectively	111.8	—
OTHER ASSETS:
Debt issuance costs, net	11.1	13.0
Investment in affiliate	—	7.0
Restricted cash	0.3	0.3
Other long-term assets	0.5	0.2

Total other assets	11.9	20.5

TOTAL	$279.9	$144.2

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Amounts due to founding members	25.6	15.8
Amounts due to managing member	22.1	16.7
Accrued expenses	6.3	10.0
Accrued payroll and related expenses	5.7	7.2
Accounts payable	11.2	6.6
Deferred revenue	3.4	3.3

Total current liabilities	74.3	59.6
OTHER LIABILITIES:
Borrowings	799.0	784.0
Interest rate swap agreements	87.7	14.4
Other long-term liabilities	4.5	—

Total other liabilities	891.2	798.4

Total liabilities	965.5	858.0

COMMITMENTS AND CONTINGENCIES (NOTE 10)

MEMBERS’ EQUITY/(DEFICIT)	(685.6)	(713.8)

TOTAL	$279.9	$144.2

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF OPERATIONS
(In millions)

		Period	Period
		February 13,	December 29,	Year Ended
	Year Ended	2007 through	2006 through	December
	January 1,	December 27,	February 12,	28,
	2009	2007	2007	2006

REVENUE:
Advertising (including revenue from founding members of $43.3, $40.9, $0.0 and $0.0 million, respectively)	$330.3	$282.7	$20.6	$188.2
Administrative fees—founding members	—	—	0.1	5.4
Meetings and events	38.9	25.4	2.9	25.4
Other	0.3	0.2	—	0.3

Total	369.5	308.3	23.6	219.3

OPERATING EXPENSES:
Advertising operating costs	18.7	9.1	1.1	9.2
Meetings and events operating costs	25.1	15.4	1.4	11.1
Network costs	17.0	13.3	1.7	14.7
Theatre access fees/circuit share costs—founding members	49.8	41.5	14.4	130.1
Selling and marketing costs	47.9	40.9	5.2	38.2
Administrative costs	14.5	10.0	2.8	16.4
Administrative fee — managing member	9.7	9.2	—	—
Severance plan costs	0.5	1.5	0.4	4.2
Depreciation and amortization	12.4	5.0	0.7	4.8
Other costs	1.3	0.9	—	0.6

Total	196.9	146.8	27.7	229.3

OPERATING INCOME (LOSS)	172.6	161.5	(4.1)	(10.0)

Interest Expense, Net:
Borrowings	51.8	48.0	0.1	0.6
Change in derivative fair value	14.2	—	—	—
Interest income and other	(0.2)	(0.2)	—	(0.1)

Total	65.8	47.8	0.1	0.5
Impairment and related loss	11.5	—	—	—

NET INCOME (LOSS)	$95.3	$113.7	$(4.2)	$(10.5)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF MEMBERS’ EQUITY/(DEFICIT)
(In millions)

Total

Balance—December 29, 2005	$9.8

Capital contribution from members	0.9
Contribution of severance plan payments	4.2
Distribution to members	(0.9)
Net loss	(10.5)

Balance—December 28, 2006	$3.5

Contribution of severance plan payments	0.4
Net loss	(4.2)

Balance—February 12, 2007	$(0.3)

Balance—February 13, 2007	$(0.3)
Contribution of severance plan payments	1.5
Capital contribution from managing member	746.1
Capital contribution from founding member	11.2
Distribution to managing member	(53.3)
Distribution to founding members	(1,521.6)
Reclassification of unit option plan	2.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	$(14.4)
Net income	113.7

Total Comprehensive Income	$99.3

Share-based compensation expense	1.0

Balance—December 27, 2007	$(713.8)

Contribution of severance plan payments	0.5
Capital contribution from managing member	0.6
Capital contribution from founding members	4.7
Distribution to managing member	(55.5)
Distribution to founding members	(75.5)
Units issued for purchase of intangible asset	116.1
Comprehensive Income:
Unrealized (loss) on cash flow hedge	$(59.1)
Net income	95.3

Total Comprehensive Income	$36.2
Share-based compensation expense	1.1

Balance—January 1, 2009	$(685.6)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF CASH FLOWS
(In millions)

		Period	Period
		February 13,	December 29,
	Year Ended	2007 through	2006 through	Year Ended
	January 1,	December 27,	February 12,	December 28,
	2009	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$95.3	$113.7	$(4.2)	$(10.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.4	5.0	0.7	4.8
Non-cash severance plan and share-based compensation	1.5	2.5	0.7	6.1
Non-cash impairment and related loss	11.5	—	—	—
Net realized and unrealized hedging transactions	14.2	—	—	—
Amortization of debt issuance costs and loss on repayment of debt	1.9	1.7	—	—
Changes in operating assets and liabilities:
Receivables—net	(0.4)	(40.3)	12.6	(27.3)
Accounts payable and accrued expenses	(0.7)	10.4	(4.4)	4.4
Amounts due to founding members and managing member	0.4	(51.1)	(3.7)	33.4
Payment of severance plan costs	—	—	—	(3.5)
Other	0.1	(1.3)	0.5	0.9

Net cash provided by operating activities	136.2	40.6	2.2	8.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16.6)	(13.8)	(0.5)	(6.3)
Investment in restricted cash	—	(0.3)	—	—
Investment in affiliate	—	(7.0)	—	—

Net cash (used in) investing activities	(16.6)	(21.1)	(0.5)	(6.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement (payment) of offering costs and fees	—	4.7	(0.1)	(4.0)
Proceeds from borrowings	139.0	924.0	13.0	66.0
Repayments of borrowings	(124.0)	(150.0)	(13.0)	(56.0)
Proceeds from managing member contributions	0.6	746.1	—	—
Proceeds from founding member contributions	9.7	7.5	—	0.9
Distribution to founding members and managing member	(118.3)	(1,538.0)	—	(0.9)
Payment of debt issuance costs	—	(14.6)	—	—
Proceeds of short-term borrowings from founding members	—	—	—	3.0
Repayments of short-term borrowings to founding members	—	—	—	(4.3)

Net cash provided by (used in) financing activities	(93.0)	(20.3)	(0.1)	4.7

CHANGE IN CASH AND CASH EQUIVALENTS	26.6	(0.8)	1.6	6.7
CASH AND CASH EQUIVALENTS:
Beginning of period	7.5	8.3	6.7	—

End of period	$34.1	$7.5	$8.3	$6.7

          (Continued)
See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

		Period	Period
		February 13,	December 29,	Year Ended
		2007 through	2006 through	December
	Year Ended	December 27,	February 12,	28,
	January 1, 2009	2007	2007	2006

Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.5	$1.5	$0.4	$4.2
Increase in distributions payable to founding members and managing member	$49.7	$37.0	—	—
Contributions from members collected after period end	$0.4	$3.7	—	—
Integration payment from founding member collected after period end	$1.2	—	—	—
Purchase of an intangible asset with subsidiary equity	$116.1	—	—	—
Increase in property and equipment not requiring cash in the period	—	$0.6	—	$0.3
Increase in deferred offering costs	—	—	—	$0.5
Unit option plan reclassified to equity	—	$2.3	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$8.3	$44.0	$0.1	$0.4
See accompanying notes to the financial statements.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Formation of Business
     National CineMedia, LLC (“NCM LLC” or “the Company” commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, business meeting, and Fathom event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under multi-year network affiliate agreements, which expire at various dates.
     NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. (“NCN”), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation (“RCM”), a wholly owned subsidiary of Regal. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC’s accounting records in the amounts as reflected on the Members’ historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force (“EITF”) 98—4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Cinemark became a founding member on July 15, 2005.
     Initial Public Offering and Related Transactions
     On February 13, 2007, National CineMedia, Inc. (“NCM, Inc.” or “managing member”), a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM LLC, closed its initial public offering (“IPO”). NCM, Inc. used the net proceeds from its IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses the Company advanced related to the NCM, Inc. IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC’s new senior secured credit facility (see Note 7), entered into concurrently with the completion of NCM, Inc.’s IPO were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the NCM, Inc. IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options (see Note 8)were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split.
     At January 1, 2009, NCM LLC had 99,419,620 membership units outstanding, of which 42,109,966 (42.4%) were owned by NCM, Inc., 24,903,259 (25.0%) were owned by RCM, 18,414,743 (18.5%) were owned by AMC, and 13,991,652 (14.1%) were owned by Cinemark.
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

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
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
     Under the amended and restated ESAs with the founding members, subject to limited exceptions, NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) beginning February 13, 2007 and meetings and event services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the NCM, Inc. IPO, NCM LLC paid to the founding members a percentage of NCM LLC’s advertising revenue as advertising circuit share. Upon the completion of the NCM, Inc. IPO, the founding members assigned to NCM LLC all “legacy contracts”, which are generally contracts for advertising sold by the founding members prior to the formation of NCM LLC but which were unfulfilled at the date of formation. In addition, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries. NCM, Inc. also entered into employment agreements with five executive officers to carry out obligations entered into pursuant to a management services agreement between NCM, Inc. and NCM LLC.
     Basis of Presentation
     The Company has prepared its financial statements and related notes in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).
     The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to the NCM, Inc. IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the “2007 pre-IPO period”. The period from February 13, 2007 through December 27, 2007 is referred to as the “2007 post-IPO period”. Separate periods have been presented because there were significant changes at the time of the NCM, Inc. IPO including modifications to the ESAs and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered a reasonable reflection of the results for such periods.
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
     The founding members received all of the proceeds NCM LLC received from the NCM, Inc. and the date of NCM, Inc.’s IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC’s then-existing revolving line of credit agreement. In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, and because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the managing member’s IPO

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs.
     Summary of Significant Accounting Policies
     Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.
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
     Revenue Recognition—Advertising revenue and administrative fees from legacy contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided in subsequent periods, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event is held. Legacy contracts are advertising contracts with the founding members prior to the formation of NCM LLC, which were not assigned to NCM LLC until the IPO was completed. Administrative fees earned by the Company prior to the IPO for its services in fulfilling the legacy contracts were based on a percentage of legacy contract revenue (32% during 2006 and the 2007 pre-IPO period).
     Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatres circuits under the network affiliate agreements.
     Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.
     In the 2007 pre-IPO period and prior periods, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period and subsequent periods, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.
     Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs relate primarily to the advertising business and to a lesser extent to the meetings and events business.
     Leases—The Company leases various office facilities under operating leases with terms ranging from month-to-month to 8 years. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured.
     Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of our business, we have an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.
     Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.
     Restricted Cash—At January 1, 2009 and December 27, 2007, other non-current assets included restricted cash of $0.3, which secures a letter of credit used as a lease deposit on NCM LLC’s New York office.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     Receivables— Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. Refer to Note 2. Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Estimating the amount of allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant changes. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.
     Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 3. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life
     We account for the costs of software and web site development costs developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Costs. The SOP and EITF requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs and web site development costs, which are included in equipment, are depreciated over three to five years. As of January 1, 2009 and December 27, 2007, we had a net book value of $11.8 million and $9.3 million, respectively, of capitalized software and web site development costs. We recorded approximately $4.9 million, $2.8 million, $0.3 million and $1.9 million for the year ended January 1, 2009, the 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006, respectively, in depreciation expense.
     Construction in progress includes costs relating to installations of our equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.
     Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 4. The Company records amortization using the straight-line method over the estimated useful life of the intangibles.
     We assess impairment of long-lived assets pursuant with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, none of the above triggering events has resulted in any material impairment charges.
     Amounts Due to/from Founding Members—In the 2007 pre-IPO period and prior periods, amounts due to/from founding members included circuit share costs and cost reimbursements, net of the administrative fees earned on Legacy contracts. Amounts due to/from founding members in the 2007 post-IPO period and subsequent periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for meetings and events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.
     Amounts Due to/from Managing Member—In 2008 and the 2007 post-IPO period, amounts due to/from managing member include amounts due under the LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     Assets and Liabilities Measured at Fair Value on a Recurring Basis—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to SFAS No. 157, Fair Value Measurements, which the Company adopted December 28, 2007, is as follows (in millions):

Fair Value Measurements at Reporting Date Using
Quoted Prices in
	At	Active Markets for	Significant Other	Significant
	January 1,	Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

ASSETS:

Investment in Affiliate (1)	—	—	—	—

LIABILITIES:

Interest Rate Swap Agreements (2)	$87.7	—	$87.7	—

(1)	During 2007, NCM LLC invested $7.0 million of cash in 6% convertible preferred stock and related option on the common stock of IdeaCast, Inc. (“IdeaCast”), a start-up company that operates an advertising network in fitness centers and health clubs throughout the United States. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which give the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default classified as available-for-sale even though it is not the Company’s intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment. Until the fourth quarter of 2008, the Company based its recurring estimated fair value of the investment in IdeaCast on a discounted cash flow model that probability weights IdeaCast’s potential future cash flows under various scenarios and management’s judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the Company recorded a full impairment to the value of the investment and the carrying value was adjusted to zero due to IdeaCast’s defaults on its senior debt during the fourth quarter of 2008 and resulting illiquidity. The Company determined the impairment was other-than-temporary and the unrealized loss was reported as an impairment loss in the statement of operations since the fair value was determined to be significantly below cost and recoverability was deemed unlikely. The key factors identified by management in making these assessments and determining the amounts were events of default on IdeaCast’s convertible debt that emerged after the fourth quarter 2008 IdeaCast operating results were analyzed and after IdeaCast failed to make a scheduled debt service payment and ongoing discussions with the convertible debt lender. Refer to Note 10 for additional details.

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
(in millions)
Year Ended
Investment in Affiliate	January 1, 2009
Beginning Balance	$7.0
Total gains or losses (realized/unrealized)
Included in earnings	(7.0)
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Ending Balance	—

(2)	In February 2007, NCM LLC has entered into interest rate swap agreements with four counterparties, which qualified for and were designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%.
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman, is the counterparty to a notional amount of $137.5 million of NCM

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
LLC’s interest rate swaps, and Lehman is a guarantor of LBSF’s obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. As a result, as permitted under the terms of NCM LLC’s swap agreement with LBSF, the Company withheld interest rate swap payments of $1.5 million that were due to LBSF. As of January 1, 2009 the interest rate swap agreement had not been terminated. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. To the Company’s knowledge, LBSF has neither communicated its intent, nor has it taken any action in bankruptcy court to assume or reject its swap agreement with NCM LLC. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, we have not received any notice that Lehman has assigned, or has entered into any negotiations to assign its swap agreement with NCM LLC. As of January 1, 2009, NCM LLC’s interest rate swaps liability was $87.7 million, of which $21.9 million is related to the LBSF swap.
     Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at January 1, 2007 and December 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.
     The Company performed an effectiveness test for the swaps with LBSF as of September 14, 2008, the day immediately prior to the default date, and determined they were effective on that date. As a result, the fair values of the interest rate swap on that date was recorded as a liability with an offsetting amount recorded in other comprehensive income. Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default and the inability of the Company to continue to demonstrate the swap would be effective. The Company continues to record the interest rate swap with LBSF at fair value with any change in the fair value recorded in the statement of operations. During the period from September 15, 2008 to January 1, 2009, there was a $13.8 million increase in the fair value of the liability and the Company recorded an offsetting debit to interest expense. In accordance with SFAS No. 133, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss will be amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the year ended January 1, 2009 was $0.4 million. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.
     The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.
     Accumulated Other Comprehensive Income/Loss—Accumulated other comprehensive income/loss is composed of the following (in millions):

Hedging
Transactions
Balance—February 13, 2007	$—
Change in fair value	(14.4)

Balance—December 27, 2007	(14.4)

Change in fair value	(59.5)
Reclassifications into earnings	0.4

Balance—January 1, 2009	$(73.5)

     Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 7, we have a balance of $11.1 million and $13.0 million in deferred financing costs as of January 1, 2009 and December 27, 2007, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we amortized $1.9 million, $1.6 million, $0.0 million and $0.0 million of debt issuance costs, respectively.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     Other Long-Terms Assets and Liabilities—On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the reduction of the price at which the preferred stock held by NCM LLC can be converted into common stock; the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011; NCM LLC being granted an option to “call,” or require the lender to sell to NCM LLC up to $10 million of funded convertible debt at par, at any time before the put is exercised in whole; and an amendment to the preexisting option to acquire additional IdeaCast common stock. The put is accounted for under FIN No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Refer to Note 10 for additional details. The estimated fair value of the call of $2.4 million was recorded to other long-term assets and the estimated fair value of the put of $2.4 million was recorded in other long-term liabilities during the second quarter of 2008. The Company based its estimated fair value of the call and put on a discounted cash flow model that probability weights IdeaCast’s business potential future cash flows under various scenarios, including the likelihood of the call, put or option being executed and management’s judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the Company recorded an impairment to the value of the call and the carrying value was adjusted to zero since the Company determined that the put was probable. The Company determined the impairment was other-then-temporary and the unrealized loss was reported as a non-operating loss in the statement of operations since the fair value was determined to be significantly below cost and the realizable value is not equal to or greater than the carrying value.
     Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and the revolving credit facility as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair value of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. As the Company’s term loan does not have an active market, the Company has estimated the fair value of the term loan to be $514.8 million based on our analysis of current credit market conditions. The carrying value of the term loan was $725.00 million as of January 1, 2009.
     Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. The determination of fair value of options requires that management make complex estimates and judgments. The Company utilizes the Black-Scholes option price model to estimate the fair value of the options, which model requires estimates of various factors used, including expected life of options, risk free interest rate, expected volatility and dividend yield. Refer to Note 8.
     Income Taxes—As a limited liability company, NCM LLC’s taxable income or loss is allocated to the founding members and managing member and, therefore, no provision or liability for income taxes is included in the financial statements.
     Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is evaluating the impact of SFAS No. 161 on its financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of FSP SFAS No. 142-3 on its financial statements.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of FSP No. EITF 03-6-1 on its financial statements.

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.
2. RECEIVABLES (in millions)

	As of	As of
	January 1, 2009	December 27, 2007

Trade accounts	$91.3	$92.2
Other	3.3	0.9
Less allowance for doubtful accounts	(2.6)	(1.5)

Total	$92.0	$91.6

     At January 1, 2009 , there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At December 27, 2007, there was one individual account representing approximately 15% of the Company’s gross receivable balance. The collectability risk is reduced by dealing with large, nationwide firms who have strong reputations in the advertising industry and stable financial conditions.

		Period	Period
		February 13,	December 29,
		2007 through	2006 through	Year Ended
	Year Ended	December 27,	February 12,	December 28,
	January 1, 2009	2007	2007	2006

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$1.5	$1.1	$1.1	$0.5
Provision for bad debt	2.3	1.0	0.1	0.8
Write-offs, net	(1.2)	(0.6)	(0.1)	(0.2)

Balance at end of period	$2.6	$1.5	$1.1	$1.1

3. PROPERTY AND EQUIPMENT (in millions)

	As of	As of
	January 1, 2009	December 27, 2007
Equipment	$53.3	$37.3
Leasehold Improvements	1.4	1.4
Less accumulated depreciation	(27.0)	(17.3)

Subtotal	27.7	21.4
Construction in Progress	0.3	0.8

Total property and equipment	$28.0	$22.2

     For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we recorded depreciation of $10.2 million, $4.8 million, $0.6 million and $4.0 million, respectively.
4. INTANGIBLE ASSETS
     During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatres and attendees added by the founding members to NCM LLC’s network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres. The Company recorded an intangible asset of $116.1 million representing the contractual rights. The Company based the

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
fair value of the intangibles on the fair value of the common membership units issued. The number of units issued to Regal assumed that NCM LLC would have immediate access to the Consolidated Theatres for sales of advertising. However, Consolidated Theatres has a pre-existing advertising agreement. Accordingly, Regal makes cash integration payments to NCM LLC which will continue through January 2011 to account for the lack of access, which are recorded as a reduction of the intangible asset. As of January 1, 2009, $2.8 million has been applied to the intangible asset.
     Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset has a finite useful life and the Company began to amortize the asset related to the common membership units in 2008 over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Consolidated Theatres will not begin until after January 2011 since the Company will not have access to on-screen advertising in the Consolidated Theatres until the run-out of their existing on—screen advertising agreement. The weighted-average amortization period is 29 years.

	As of	As of
	January 1, 2009	December 27, 2007
	(in millions)
Beginning balance	$—	$—
Purchase of intangible asset subject to amortization	116.1	—
Less integration payments	(2.8)	—
Less accumulated amortization	(1.5)	—

Total intangible assets	$111.8	$—

     For the year ended January 1, 2009 we recorded amortization of $1.5 million. No amount of amortization was recorded prior to the current year as there were no intangible assets,
     The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2009	$2.0
2010	2.0
2011	3.9
2012	3.9
2013	3.9
5. ACCRUED EXPENSES (in millions)

	As of	As of
	January 1, 2009	December 27, 2007
Make-good Reserve	$1.3	$4.0
Accrued Interest	4.0	2.3
Accrued beverage concessionaire unit cost	0.1	2.4
Other accrued expenses	0.9	1.3

Total accrued expenses	$6.3	$10.0

6. RELATED-PARTY TRANSACTIONS
     Year Ended January 1, 2009 and 2007 Post-IPO Period — Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. Also, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the year ended January 1, 2009 and the 2007 post-IPO period is $49.8 million and $41.5 million, respectively. The total

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
revenue related to the beverage concessionaire agreements for the year ended January 1, 2009 and the 2007 post-IPO period is $43.3 million and $40.9 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its meetings and events business. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $6.0 million and $3.8 million for the year ended January 1, 2009 and the 2007 post-IPO period, respectively.
     Also, pursuant to the terms of the LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the members of NCM LLC for the year ended January 1, 2009 and the 2007 post-IPO period was $131.0 million and $119.1 million, respectively. At January 1, 2009, $28.7 million was included in the due to/from founding members.
     Amounts due to/from founding members at January 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total

Theatre access fees, net of beverage revenues	$(0.1)	$—	$0.7	$0.6
Cost and other reimbursement	(1.1)	(0.5)	(0.6)	(2.2)
Distributions payable, net	8.9	7.0	11.3	27.2

Total	$7.7	$6.5	$11.4	$25.6

     Amounts due to/from founding members at December 27, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total

Theatre access fees, net of beverage revenues	$(0.2)	$0.1	$0.2	$0.1
Cost and other reimbursement	(0.4)	(0.2)	(0.5)	(1.1)
Distributions payable, net	3.2	5.2	8.4	16.8

Total	$2.6	$5.1	$8.1	$15.8

     On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause substantially all of the theatres it acquired from Loews to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which will be paid through March 2009 in accordance with certain run-out provisions. For the year ended January 1, 2009 and the 2007 post-IPO period, the AMC Loews payment was $4.7 million (including Star Theatres) and $11.2 million, respectively. At January 1, 2009, $0.4 million was included in the due to/from founding members. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.
     On April 30, 2008, Regal acquired Consolidated Theatres. Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the year ended January 1, 2009, the Consolidated Theatres payment was $2.8 million, of which $1.2 million was included in the due to/from founding members. The Consolidated Theatres payment was recorded as a reduction of the intangible asset that was created in connection with the common membership units issued to Regal upon the closing of its acquisition of Consolidated Theatres (see Note 4).

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
     2007 Pre-IPO Period and 2006 — At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period
	December 29, 2006 through		Year Ended
	February 12, 2007		December 28, 2006
	Circuit	Administrative	Circuit	Administrative
	Share Cost	Fee Revenue	Share Cost	Fee Revenue

AMC	$4.1	$—	$38.6	$0.2
Cinemark	3.7	0.1	29.7	0.4
Regal	6.6	—	61.8	4.8

Total	$14.4	$0.1	$130.1	$5.4

     NCM LLC’s administrative services fee was earned at a rate of 32% of the $16.8 million of legacy contract value for the year ended December 28, 2006. At the closing of the IPO, the founding members entered into amended and restated ESAs, which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.
     Pursuant to the agreements entered into at the completion of the IPO, amounts owed to the founding members through the date of the IPO of $50.8 million were paid by NCM LLC on March 15, 2007.
     Other —During the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, AMC, Cinemark and Regal purchased $2.3 million, $1.4 million, $0.1 million and $2.1 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period and the year ended December 28, 2006.
     Included in meetings and events operating costs is $1.8 million, $3.3 million, $0.2 million and $4.1 million for the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year December 28, 2006, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.
     IdeaCast — NCM LLC and IdeaCast entered into a shared services agreement, which allows for cross-marketing and certain services to be provided between the companies at rates, which will be determined on an arms length basis. The services provided by or to IdeaCast for the year ended January 1, 2009 and the 2007 post-IPO period were not material to NCM.
     RCI Unit Option Plan —During the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, severance expense and the related capital contribution recognized for amounts under the Regal Unit Option Plan were $0.5 million, $1.5 million, $0.4 million and $4.2 million, respectively. Since this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal’s common stock market value rather than current period performance.
     National CineMedia, Inc. —Pursuant to the LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
officers and for certain out-of-pocket costs. During the year ended January 1, 2009 and the 2007 post-IPO period, NCM LLC paid NCM, Inc. $9.7 million and $9.2 million, respectively, for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At January 1, 2009 and December 27, 2007, $0.5 million and $0.5 million, respectively, has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8).
     Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the NCM, Inc. IPO, the Company is required to made mandatory distributions to the members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to NCM, Inc. for the year ended January 1, 2009 and the 2007 post-IPO period is $55.5 million and $53.3 million, respectively. At January 1, 2009, $21.0 million is included in the due to/from managing member.
     Amounts due to/from managing member were comprised of the following (in millions):

	January 1, 2009	December 27, 2007

Distributions payable	$21.0	$16.6
Cost and other reimbursement	1.2	0.1

Total	$22.1	$16.7

7. BORROWINGS
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
     Senior Secured Credit Facility— On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC.
     The outstanding balance of the term loan facility at January 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at January 1, 2009 was $74.0 million. As of January 1, 2009, the effective rate on the term loan was 6.01% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 3.75%. The weighted-average interest rate on the unhedged revolver was 3.19%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at January 1, 2009, including the consolidated net senior secured leverage ratio. As of January 1, 2009, our consolidated net senior secured leverage ratio was 3.9 times the covenant. amount of debt that is required to be hedged. The debt covenants require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of January 1, 2009, the Company had approximately 76% hedged (57% without considering the LBSF portion of the hedge). Of the $550.0 million that is hedged, $137.5 million is with LBSF and is still in effect. However, the Company has notified LBSF of an event of default. While not required to be in compliance with its debt covenants, the Company is

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
evaluating whether to seek a replacement hedge for the LBSF portion. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, the Company has not received any notice that Lehman has assigned, or has entered into any negotiations to assign, its swap agreement with NCM LLC. See Note 1 for an additional discussion of the interest rate swaps.
     On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of January 1, 2009, NCM LLC borrowed $14.0 million from LCPI under the revolving credit facility. LCPI failed to fund its undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI to fulfill its funding commitment; however, the Company’s cash flows have not been adversely impacted. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the LCPI commitments. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet done so.
     Future Maturities of Long-Term Borrowings—There are no scheduled annual maturities on the credit facility for the next five years and as of January 1, 2009; the next scheduled annual maturity on the outstanding credit facility of $799.0 million is after fiscal year 2012.
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
     At the date of the NCM, Inc. IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. The employees of NCM, Inc. and the employees of NCM LLC are eligible for participation in the Equity Incentive Plan. Under the Equity Incentive Plan, NCM, Inc. issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and also issued 262,466 shares of restricted stock. In connection with the conversion at the date of the NCM, Inc. IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the exercise price and the number of shares of common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the NCM, Inc. IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R), and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to members’ equity at that date.
     As of January 1, 2009, there were 2,576,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares NCM, Inc. expects to vest over the requisite service period of the award. Options generally vest annually over a five-year period and have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees.
     The Company recognized $2.1 million, $1.9 million, $0.3 million and $1.9 million for the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, respectively, of share-based compensation expense for these options and $0.1 million and $0 were capitalized during the year ended January 1, 2009 and December 27, 2007, respectively. The recognized expense, including the equity based compensation costs of

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
NCM, Inc. employees is included in the operating results of NCM LLC. As of January 1, 2009, unrecognized compensation cost related to nonvested options was approximately $7.2 million, which will be recognized over a weighted average remaining period of 3.38 years.
     The weighted average grant date fair value of granted options was $3.77 and $6.23 for the year ended January 1, 2009 and the 2007 post-IPO period. The intrinsic value of options exercised during the year ended January 1, 2009 was $0.2 million. During 2008, the amount of cash received on option exercises was $0.6 million. The total fair value of awards vested during the year ended January 1, 2009 was $3.9 million. There were no options vested or exercised prior to the 2008 fiscal year.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2008	2007 post-IPO
Expected life of options	6.5 years	6.5 to 9 years
Risk free interest rate	3.74% to 4.09%	4.1% to 4.9%
Expected volatility	30%	30%
Dividend yield	3%	3%
     Activity in the Equity Incentive Plan, as converted, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(in years)	Value (in millions)

Outstanding at December 27, 2007	1,822,906	$17.75
Granted	259,000	14.39
Exercised	(35,763)	16.35
Forfeited	(21,044)	18.56

Outstanding at January 1, 2009	2,025,099	$17.33	11.4	$0.3

Exercisable at January 1, 2009	600,177	$17.71	11.7	—
Vested and Expected to Vest at January 1, 2009	1,876,533	$17.36	11.4	$0.2
     The following table summarizes information about the stock options at January 1, 2009, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining Life	Exercise	Exercisable at	Exercise
Range of Exercise Price	Jan. 1, 2009	(in years)	Price	Jan. 1, 2009	Price

$5.35	50,500	9.8	$5.35	—	$—
$9.70-$12.61	80,500	9.6	12.09	—	—
$16.35-$18.01	1,426,233	12.3	16.52	482,998	16.56
$19.37-$21.00	315,000	8.4	20.35	74,800	21.00
$24.04-$24.74	114,866	10.7	24.25	34,779	24.27
$26.76-$29.05	38,000	8.7	28.87	7,600	28.87

	2,025,099	11.4	$17.33	600,177	$17.71

     Non-vested Stock — NCM, Inc. implemented a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of

NATIONAL CINEMEDIA LLC
NOTES TO FINANCIAL STATEMENTS
NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the non-vested period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock granted in 2008 to employees vest in equal annual installments over a five-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.
     The following table represents the shares of non-vested stock:

		Weighted Average
		Grant-Date Fair
	Shares	Value

Non-vested as of December 27, 2007	271,845	$21.21
Granted	31,500	18.97
Forfeited	(1,823)	21.00
Vested	(97,904)	21.12

Non-vested as of January 1, 2009	203,618	$20.91
     The Company recorded $1.3 million and $1.2 million in compensation expense related to such outstanding non-vested shares during the year ended January 1, 2009 and 2007 post-IPO period and minimal amounts were capitalized during the 2008 fiscal year. The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. As of January 1, 2009, unrecognized compensation cost related to non-vested stock was approximately $3.6 million, which will be recognized over a weighted average remaining period of 3.36 years. The total fair value of awards vested during the year ended January 1, 2009 was $2.1 million.
9. EMPLOYEE BENEFIT PLANS
     NCM sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.8 million, $0.6 million and $0.6 million during the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively.
10. COMMITMENTS AND CONTINGENCIES
     The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.
     Operating Lease Commitments
     The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006, was $2.0 million, $1.3 million, $0.3 million and $1.6 million, respectively.
     Future minimum lease payments under noncancelable operating leases as of January 1, 2009 are as follows (in millions):

2009	$2.1
2010	1.8
2011	1.4
2012	1.3
2013	1.2
Thereafter	0.1

Total	$7.9

     Contingent Put Obligation
     On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. NCM may satisfy its put obligation by paying cash or issuing NCM shares of equal value. In accordance with FIN No. 45, the estimated fair value of $2.4 million was recorded as of April 29, 2008, which represents the noncontingent obligation. The carrying amount of the FIN 45 liability was $2.0 million as of January 1, 2009. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast’s defaults on its senior debt and liquidity issues. The key factors identified by management in making these assessments and determining the amounts were events of default on IdeaCast’s convertible debt that emerged after the fourth quarter 2008 IdeaCast operating results were analyzed and after IdeaCast failed to make a scheduled debt service payment and ongoing discussions with the convertible debt lender. Refer to Note 1 for additional details. In addition, the Company determined that the put obligation was probable and recorded an additional contingent liability of $2.5 million. The total liability at January 1, 2009 was $4.5 million, which represents the excess of a reasonably estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized FIN 45 liability.
     Minimum Revenue Guarantees
     As part of the network affiliate agreements entered in the ordinary course of business, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee. The amount and term varies for each network affiliate. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $24.0 million over the remaining terms of the network affiliate agreements. The Company has no liabilities recorded for these obligations as of January 1, 2009.

SUPPLEMENTARY SCHEDULES REQUIRED BY THE INDENTURE FOR THE SENIOR DISCOUNT NOTES
     As required by the Indenture governing the Company’s 9 3/4% senior discount notes, the Company has included in this filing, annual financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the Indentures. As required by the Indenture, the Company has included a condensed consolidating balance sheet and condensed consolidating statements of operations and cash flows for the Company and its subsidiaries. These supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the Indenture.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$294,566	$19,121	$—	$313,687
Other current assets	51,430	28	—	51,458

Total current assets	345,996	19,149	—	365,145

THEATRE PROPERTIES AND EQUIPMENT — net	1,208,283	—	—	1,208,283

OTHER ASSETS	1,448,272	14,524	(8,225)	1,454,571

TOTAL ASSETS	$3,002,551	$33,673	$(8,225)	$3,027,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12,450	$—	$—	$12,450
Current portion of capital lease obligations	5,532	—	—	5,532
Accounts payable and accrued expenses	213,130	—	—	213,130

Total current liabilities	231,112	—	—	231,112

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,496,012	—	—	1,496,012
Other long-term liabilities	514,226	—	—	514,226

Total long-term liabilities	2,010,238	—	—	2,010,238

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARIES	12,971	—	—	12,971

STOCKHOLDERS’ EQUITY	748,230	33,673	(8,225)	773,678

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,002,551	$33,673	$(8,225)	$3,027,999

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2008
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated

REVENUES	$1,742,287	$—	$—	$1,742,287

COST OF OPERATIONS
Theatre operating costs	1,311,225	—	—	1,311,225
General and administrative expenses	89,791	9	—	89,800
Depreciation and amortization	158,034	—	—	158,034
Impairment of long-lived assets	113,532	—	—	113,532
Loss on sale of assets and other	8,413	75	—	8,488

Total cost of operations	1,680,995	84	—	1,681,079

OPERATING INCOME (LOSS)	61,292	(84)	—	61,208

OTHER INCOME (EXPENSE)	(105,815)	16,386	—	(89,429)

INCOME (LOSS) BEFORE INCOME TAXES	(44,523)	16,302	—	(28,221)

Income taxes	14,430	6,260	—	20,690

NET INCOME (LOSS)	$(58,953)	$10,042	$—	$(48,911)

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

CINEMARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008
(In thousands, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(58,953)	$10,042	$—	$(48,911)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities	307,071	3,122	—	310,193
Changes in assets and liabilities	11,114	(13,326)	—	(2,212)

Net cash provided by (used for) operating activities	259,232	(162)	—	259,070

INVESTING ACTIVITIES
Additions to theatre properties and equipment	(106,109)	—	—	(106,109)
Proceeds from sale of theatre properties and equipment	2,539	—	—	2,539
Increase in escrow deposits due to like-kind exchange	(2,089)	—	—	(2,089)
Return of escrow deposits	24,828	—	—	24,828
Acquisition of one U.S. theatre and two Brazil theatres	(10,111)	—	—	(10,111)
Investment in joint venture — DCIP	—	(4,000)	—	(4,000)
Other	—	—	—	—

Net cash used for investing activities	(90,942)	(4,000)	—	(94,942)

FINANCING ACTIVITIES
Capital contributions from parent to fund retirement of senior discount notes	42,207	—	—	42,207
Dividends paid to parent	(51,500)	—	—	(51,500)
Repurchase of senior discount notes	(29,559)	—	—	(29,559)
Retirement of senior subordinated notes	(3)	—	—	(3)
Repayments of long-term debt	(10,430)	—	—	(10,430)
Payment on capital leases	(4,901)	—	—	(4,901)
Termination of interest rate swap agreement	(12,725)	—	—	(12,725)
Other	(1,231)	—	—	(1,231)

Net cash used for financing activities	(68,142)	—	—	(68,142)

Effect of exchange rate changes on cash and cash equivalents	(15,701)	—	—	(15,701)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,447	(4,162)	—	80,285

Beginning of year	210,119	23,283	—	233,402

End of year	$294,566	$19,121	$—	$313,687

Note: “Restricted Group” and “Unrestricted Group” are defined in the Indenture for the senior discount notes.

EXHIBITS
TO
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR
CINEMARK, INC.
FOR FISCAL YEAR ENDED
DECEMBER 31, 2008

E-1

EXHIBIT INDEX

Number	Exhibit Title

2.1	Stock Contribution and Exchange Agreement, dated as of August 7, 2006, by and between Cinemark Holdings, Inc., Cinemark, Inc., Syufy Enterprises, LP and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
2.2	Contribution and Exchange Agreement, dated as of August 7, 2006, by and among Cinemark Holdings, Inc. and Lee Roy Mitchell, The Mitchell Special Trust, Alan W. Stock, Timothy Warner, Robert Copple, Michael Cavalier, Northwestern University, John Madigan, Quadrangle Select Partners LP, Quadrangle Capital Partners A LP, Madison Dearborn Capital Partners IV, L.P., K&E Investment Partners, LLC — 2004-B-DIF, Piola Investments Ltd., Quadrangle (Cinemark) Capital Partners LP and Quadrangle Capital Partners LP (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
2.3	Agreement and Plan of Merger dated March 12, 2004, by and between Cinemark, Inc. and Popcorn Merger Corp. (incorporated by reference to Exhibit 2.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
2.4	Stock Purchase Agreement dated as of March 12, 2004 by and between Cinemark, Inc. and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 2.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
3.1	Second Amended and Restated Certificate of Incorporation of Cinemark, Inc. filed with the Delaware Secretary of State on April 2, 2004 (incorporated by reference to Exhibit 3.1 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
3.2	Amended and Restated Bylaws of Cinemark, Inc. (incorporated by reference to Exhibit 3.2 to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
4.2(a)	Indenture, dated as of March 31, 2004, between Cinemark, Inc. and The Bank of New York Trust Company, N.A. governing the 93/4% senior discount notes issued thereunder (incorporated by reference to Exhibit 4.2(a) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
4.2(b)	Form of 93/4% senior discount notes (contained in the indenture listed as Exhibit 4.2(a) above) (incorporated by reference to Exhibit 4.2(b) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
4.3(a)	Indenture, dated as of February 11, 2003, between Cinemark USA, Inc. and The Bank of New York Trust Company of Florida, N.A. governing the 9% senior subordinated notes issued thereunder (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File 033-47040, filed March 19, 2003).
4.3(b)	First Supplemental Indenture, dated as of May 7, 2003, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference from Exhibit 4.2(i) to Cinemark USA, Inc.’s Registration Statement on Form S-4/A, File No. 333-104940, filed May 28, 2003).
4.3(c)	Second Supplemental Indenture dated as of November 11, 2004, between Cinemark USA, Inc., the subsidiary guarantors party thereto and The Bank of New York Trust Company of Florida, N.A. (incorporated by reference to Exhibit 4.2(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-047040, filed March 28, 2005).
4.3(d)	Third Supplemental Indenture, dated as of October 5, 2006, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).
4.3(e)	Fourth Supplemental Indenture, dated as of March 20, 2007, among Cinemark USA, Inc., the subsidiaries of Cinemark USA, Inc. named therein, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1to the Current Report on Form 8-K, File No. 033-47040, filed by Cinemark USA, Inc. on March 26, 2007).
4.3(f)	Form of 9% Senior Subordinated Note, Due 2013 (contained in the Indenture listed as Exhibit 4.3(a) above) (incorporated by reference to Exhibit 10.2(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File 033-47040, filed March 19, 2003).
10.1(a)	Management Agreement, dated December 10, 1993, between Laredo Theatre, Ltd. and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).
10.1(b)	First Amendment to Management Agreement of Laredo Theatre, Ltd., effective as of December 10, 2003, between CNMK Texas Properties, Ltd. (successor in interest to Cinemark USA, Inc.) and Laredo Theatre Ltd. (incorporated by reference to Exhibit 10.1(d) to Cinemark, Inc.’s Registration Statement on Form S-4, File No. 333-116292, filed June 8, 2004).
10.1(c)	Second Amendment to Management Agreement of Laredo Theatres, Ltd., effective as of December 10, 2008, between CNMK Texas Properties, L.L.C. (successor in interest to Cinemark USA, Inc.) and Laredo Theatres, Ltd. (incorporated by reference to Exhibit 10.1(c ) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 001-33401, filed March 12, 2008).
+10.2	Amended and Restated Agreement to Participate in Profits and Losses, dated as of March 12, 2004, between Cinemark USA, Inc. and Alan W. Stock(incorporated by reference to Exhibit 10.2 to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
10.3	License Agreement, dated December 10, 1993, between Laredo Joint Venture and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1994).
10.4(a)	Tax Sharing Agreement, between Cinemark USA, Inc. and Cinemark International, L.L.C. (f/k/a Cinemark II, Inc. ), dated as of June 10, 1992 (incorporated by reference to Exhibit 10.22 to Cinemark USA, Inc.’s Annual Report on Form 10-K, File No. 033-47040, filed March 31, 1993).
10.4(b)	Tax Sharing Agreement, dated as of July 28, 1993, between Cinemark USA, Inc. and Cinemark Mexico (USA) (incorporated by reference to Exhibit 10.10 to Cinemark Mexico (USA)’s Registration Statement on Form S-4, File No. 033-72114, filed on November 24, 1993).
+10.5(a)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.14(a) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10.5(b)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.1 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).
+10.5(c)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Alan Stock (incorporated by reference to Exhibit 10.14(b) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).

E-2

Number	Exhibit Title

+10.5(d)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).
+10.5(e)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.14(c) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10.5(f)	First Amendment to Employment Agreement, effective as of December 12, 2006, by and between Cinemark, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.3 to Cinemark, Inc.’s Current Report on Form 8-K, File No. 001-31372, filed December 18, 2006).
+10.5(g)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.14(d) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10.5(h)	First Amendment to Employment Agreement, effective as of January 25, 2007, between Cinemark, Inc. and Robert Copple (incorporated by reference to Exhibit 10.5(j) to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed February 1, 2007).
+10.5(i)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.14(e) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10.5(j)	First Amendment to Employment Agreement, effective as of January 14, 2008, between Cinemark, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed January 16, 2008).
+10.5(k)	Employment Agreement, dated as of March 12, 2004, between Cinemark, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.14(f) to Cinemark USA, Inc.’s Quarterly Report on Form 10-Q, File No. 033-47040, filed May 14, 2004).
+10.5(l)	Termination Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Tandy Mitchell (incorporated by reference to Exhibit 10.5 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 001-33401, filed August 8, 2008).
+10.5(m)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Alan Stock (incorporated by reference to Exhibit 10.1 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.5(n)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Timothy Warner (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.5(o)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Robert Copple (incorporated by reference to Exhibit 10.3 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.5(p)	Employment Agreement, dated as of June 16, 2008, between Cinemark Holdings, Inc. and Michael Cavalier (incorporated by reference to Exhibit 10.4 to Cinemark Holdings, Inc.’s Quarterly Report on Form 10-Q, File No. 333-140390, filed August 8, 2008).
+10.5(q)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Lee Roy Mitchell (incorporated by reference to Exhibit 10.5(q) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 333-140390, filed March 12, 2009).
+10.5(r)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and Rob Carmony (incorporated by reference to Exhibit 10.5(r) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 333-140390, filed March 12, 2009).
+10.5(s)	Employment Agreement, dated as of December 15, 2008, between Cinemark Holdings, Inc. and John Lundin (incorporated by reference to Exhibit 10.5(s) to Cinemark Holdings, Inc.’s Annual Report on Form 10-K, File No. 333-140390, filed March 12, 2009).
10.6(a)	Credit Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties to the Agreement, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).
10.6(b)	First Amendment to Credit Agreement dated as of March 14, 2007 among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Lehman Brothers Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc., as syndication agent, BNP Paribas and General Electric Capital Corporation, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.6(b) to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10.6(c)	Guarantee and Collateral Agreement, dated as of October 5, 2006, among Cinemark Holdings, Inc., Cinemark, Inc., CNMK Holding, Inc., Cinemark USA, Inc. and each subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, File No. 000-47040, filed by Cinemark USA, Inc. on October 12, 2006).
10.7	Exhibitor Services Agreement, dated as of February 13, 2007, by and between National CineMedia, LLC and Cinemark USA, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10.8	Third Amended and Restated Limited Liability Company Operating Agreement, dated as of February 12, 2007, by and between Cinemark Media, Inc., American Multi-Cinema, Inc., Regal CineMedia, LLC and National CineMedia, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Cinemark Holdings, Inc.’s Registration Statement on Form S-1, File No. 333-140390, filed March 16, 2007).
10.9	Stock Purchase Agreement, dated as of August 7, 2006, by and among Cinemark USA, Inc, Cinemark Holdings, Inc., Syufy Enterprises LP, Century Theatres, Inc. and Century Theatres Holdings, LLC (incorporated by reference to Exhibit 10.1 to current Report on Form 8-K, File No, 000-47040, filed by Cinemark USA, Inc. on August 11, 2006).
10.10	Termination Agreement to Amended and Restated Agreement to Participate in Profits and Losses, dated as of May 3, 2007 by and between Cinemark USA, Inc. and Alan W. Stock (incorporated by reference to Exhibit 10.2 to Cinemark Holdings, Inc.’s Current Report on Form 8K, File No. 001-33401, filed May 3, 2007).
*12	Calculation of Ratio of Earnings to Fixed Charges.
*23.1	Consent of National CineMedia, LLC.
*31.1	Certification of Alan Stock, Chief Executive Officer.
*31.2	Certification of Robert Copple, Chief Financial Officer.
*32.1	Certification of Alan Stock, Chief Executive Officer.
*32.2	Certification of Robert Copple, Chief Financial Officer.

*	Filed herewith.

+	Any management contract, compensatory plan or arrangement.

E-3